Form 10-Q
period 2003-03-31
BELROSE CAPITAL FUND LLC
filed 2003-05-15
CIK 1170304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 2003
                          Commission File No. 000-50258
                                              ----------


                            Belrose Capital Fund LLC
                            ------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                            04-3613468
                 --------               ------------------------------------
          (State of organization)       (I.R.S. Employer Identification No.)


           The Eaton Vance Building
    255 State Street, Boston, Massachusetts                    02109
    ---------------------------------------                    -----
   (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number:    617-482-8260
                                ----------------


                                      None
                                      ----
              (Former Name, Former Address and Former Fiscal Year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            YES [X]     NO [ ]


Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).   YES [ ]     NO [X]

                            Belrose Capital Fund LLC
                               Index to Form 10-Q

PART I   -     FINANCIAL INFORMATION                                      Page

Item 1.        Condensed Consolidated Financial Statements                  3

               Condensed Consolidated Statements of Assets and
               Liabilities as of March 31, 2003 (Unaudited) and
               December 31, 2002                                            3

               Condensed  Consolidated Statements of Operations
               (Unaudited) for the Three Months Ended March 31, 2003
               and for the Period Ended March 31, 2002                      4

               Condensed Consolidated Statements of Changes in Net
               Assets (Unaudited) for the Three Months Ended March 31,
               2003 and for the Period Ended March 31, 2002                 6

               Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the Three Months Ended March 31, 2003
               and for the Period Ended March 31, 2002                      7

               Financial Highlights (Unaudited) for the Three Months
               Ended March 31, 2003                                         9

               Notes to Condensed  Consolidated Financial Statements
               as of March 31, 2003 (Unaudited)                            10

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         14

Item 3.        Quantitative and Qualitative Disclosures About Market
               Risk                                                        18

Item 4.        Controls and Procedures                                     20

PART II   -    OTHER INFORMATION

Item 1.        Legal Proceedings                                           21

Item 2.        Changes in Securities and Use of Proceeds                   21

Item 3.        Defaults Upon Senior Securities                             21

Item 4.        Submission of Matters to a Vote of Security Holders         21

Item 5.        Other Information                                           21

Item 6.        Exhibits and Reports on Form 8-K                            21

SIGNATURES                                                                 22

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
ACT OF 2002                                                                23

EXHIBIT INDEX                                                              25

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                  March 31,
                                                    2003           December 31,
                                                 (Unaudited)          2002
                                                --------------   ---------------
Assets:
 Investment in Belvedere Capital Fund Company
  LLC (Belvedere Capital)                       $1,284,892,115   $1,264,314,536
 Investment in Partnership Preference Units         54,843,503       41,849,305
 Investment in other real estate investments       467,377,242      470,597,295
                                                --------------   ---------------
   Total investments                            $1,807,112,860   $1,776,761,136
 Cash                                                7,412,390        7,214,141
 Escrow deposits - restricted                        2,654,484        3,239,060
 Dividends and interest receivable                     401,094          440,053
 Other assets                                        3,390,396        3,553,337
                                                --------------   ---------------
   Total assets                                 $1,820,971,224   $1,791,207,727
                                                --------------   ------- -------

Liabilities:
 Loan payable - Credit Facility                 $  164,300,000   $  155,300,000
 Mortgages payable                                 344,219,483      344,219,483
 Open interest rate swap contracts, at value        12,194,333       11,552,842
 Security deposits                                   1,050,619        1,012,016
 Swap interest payable                                 139,146          129,883
 Accrued expenses:
  Interest expense                                   2,448,030        2,438,911
  Property taxes                                     1,877,121        2,575,189
  Other expenses and liabilities                     2,688,187        2,546,403
 Minority interests in controlled subsidiaries      25,334,414       29,431,345
                                                ---------------  ---------------
   Total liabilities                            $  554,251,333   $  549,206,072
                                                --------------   ---------------

Net assets                                      $1,266,719,891   $1,242,001,655

Shareholders' Capital
                                                --------------   --------------
 Shareholders' capital                          $1,266,719,891   $1,242,001,655
                                                --------------   --------------

Shares Outstanding                                  17,252,760       16,160,271
                                                --------------   ---------------

Net Asset Value and Redemption Price Per Share  $        73.42   $        76.86
                                                --------------   ---------------


            See notes to condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                    Three Months       Period
                                                       Ended           Ended
                                                      March 31,       March 31,
                                                       2003             2002*
                                                   -------------    ------------
Investment Income:
 Dividends allocated from Belvedere Capital
  (net of foreign taxes of $59,363 and
  $1,439, respectively)                            $  4,743,401     $    69,982
 Interest allocated from Belvedere Capital               88,575           1,776
 Expenses allocated from Belvedere Capital           (1,916,046)        (60,509)
                                                   -------------    ------------
 Net investment income allocated from
  Belvedere Capital                                $  2,915,930     $    11,240
 Rental income                                       16,333,785       1,804,713
 Dividends from Partnership Preference Units            996,581          37,831
 Interest                                                19,785           8,110
                                                   -------------    ------------
Total investment income                            $ 20,266,081     $ 1,861,903
                                                   -------------    ------------

Expenses:
 Investment advisory and administrative fees       $  1,134,716     $    41,013
 Property management fees                               652,486          72,188
 Distribution and servicing fees                        612,071          18,728
 Interest expense on mortgages                        6,579,439         755,215
 Interest expense on Credit Facility                    732,292          41,020
 Interest expense on swap contracts                   1,051,283          39,587
 Property and maintenance expenses                    4,256,698         426,429
 Property taxes and insurance                         2,189,342         208,381
 Organizational expenses                                      -         681,830
 Miscellaneous                                          271,835          90,571
                                                   -------------    ------------
Total expenses                                     $ 17,480,162     $ 2,374,962
Deduct-
 Reduction of investment advisory
  and administrative fees                               305,442           9,308
                                                   -------------   -------------
Net expenses                                       $ 17,174,720     $ 2,365,654
                                                   -------------   -------------
Net investment income (loss) before minority
 interests in net income of controlled
 subsidiaries                                      $  3,091,361     $  (503,751)
Minority interests in net income
 of controlled subsidiaries                            (514,701)        (69,656)
                                                   ------------     ------------
Net investment income (loss)                       $  2,576,660     $  (573,407)
                                                   ------------     ------------

*    For the period from start of business, March 19, 2002, to March 31, 2002.


            See notes to condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                      Three Months     Period
                                                         Ended         Ended
                                                        March 31,     March 31,
                                                          2003          2002*
                                                     -------------  ------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions from Belvedere
  Capital  (identified cost basis)                   $ (5,345,920)  $    24,980
                                                     -------------  ------------
Net realized gain (loss)                             $ (5,345,920)  $    24,980
                                                     -------------  ------------

Change in unrealized appreciation (depreciation)-
 Investment in Belvedere Capital
  (identified cost basis)                            $(57,789,631)  $(2,968,113)
 Investments in Partnership Preference Units
  (identified cost basis)                               4,960,598       (38,311)
 Investments in other real estate investments
  (net of minority interests in unrealized
  gain (loss) of controlled subsidiaries of
  $(4,734,953) and $483,454, respectively)               809,787     (1,654,885)
 Interest rate swap contracts                           (641,491)       (71,648)
                                                    -------------   ------------
Net change in unrealized appreciation
 (depreciation)                                     $(52,660,737)   $(4,732,957)
                                                    -------------   ------------

Net realized and unrealized loss                    $(58,006,657)   $(4,707,977)
                                                    -------------   ------------

Net decrease in net assets from operations          $(55,429,997)   $(5,281,384)
                                                    =============   ===========

*    For the period from start of business, March 19, 2002, to March 31, 2002.


            See notes to condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

                                               Three Months          Period
                                                   Ended             Ended
                                               March 31, 2003    March 31, 2002*
                                              ---------------    ---------------
Increase (Decrease) in Net Assets:
 Net investment income (loss)                 $    2,576,660     $     (573,407)
 Net realized gain (loss) on investment
  transactions                                    (5,345,920)            24,980
 Net change in unrealized appreciation
  (depreciation) of investments                  (52,660,737)        (4,732,957)
                                              ---------------    ---------------
Net decrease in net assets from operations    $  (55,429,997)    $   (5,281,384)
                                              ---------------    ---------------

Transactions in Fund Shares -
 Investment securities contributed            $   95,047,136     $ 289,269,379
 Less - Selling commissions                         (325,083)       (1,580,621)
                                              --------------     ---------------
Net contributions                             $   94,722,053     $ 287,688,758
Net asset value of Fund Shares issued to
 Shareholders in payment of distributions
 declared                                            348,050                 -
Net asset value of Fund Shares redeemed          (14,113,856)                -
                                              ---------------    ---------------
Net increase in net assets from Fund Share
 transactions                                 $   80,956,247     $ 287,688,758
                                              ---------------    ---------------

Distributions -
 Distributions to Shareholders                $     (808,014)    $           -
                                              -----------------  ---------------
Total distributions                           $     (808,014)    $           -
                                              -----------------  ---------------

Net increase in net assets                    $   24,718,236     $ 282,407,374

Net assets:
 At beginning of period                       $ 1,242,001,655    $           -
                                              ---------------    ---------------
 At end of period                             $ 1,266,719,891    $ 282,407,374
                                              ===============    ===============

*    For the period from start of business, March 19, 2002, to March 31, 2002.


            See notes to condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                           Three Months            Period
                                                                                              Ended                Ended
                                                                                            March 31,             March 31,
                                                                                              2003                  2002*
                                                                                        ------------------  -------------------
Cash Flows From (For) Operating Activities -
Net decrease in net assets from operations                                                 $ (55,429,997)       $ (5,281,384)
Adjustment to reconcile net decrease in net assets from operations to net cash flows used for operating activities -
  Net investment income allocated from Belvedere Capital                                      (2,915,930)            (11,249)
  Amortization of debt issuance costs                                                            103,309               9,892
  Decrease (increase) in escrow deposits                                                         584,576              (5,433)
  Decrease in other assets                                                                        59,632              40,352
  Decrease (increase) in dividends and interest receivable                                        38,959             (76,858)
  Increase in interest payable for open swap contracts                                             9,263              39,587
  Increase in security deposits, accrued interest and accrued other expenses
   and liabilities                                                                               189,506             818,199
  (Decrease) increase in accrued property taxes                                                 (698,068)            177,816
  Purchases of Partnership Preference Units                                                   (8,033,600)         (3,547,905)
  Payments for investments in other real estate                                                        -         (31,588,186)
  Cash assumed in connection with acquisition of other
   real estate investments                                                                             -           1,195,835
  Improvements to rental property                                                               (705,109)            (60,804)
  Net decrease (increase) in investment in Belvedere Capital                                   1,404,502          (1,145,852)
  Increase in minority interest                                                                        -             210,000
  Minority interests in net income of controlled subsidiaries                                    514,701              69,656
  Net realized loss (gain) on investment transactions                                          5,345,920             (24,980)
  Net change in unrealized (appreciation) depreciation of investments                         52,660,737           4,732,957
                                                                                        ------------------  -------------------
Net cash flows for operating activities                                                    $  (6,871,599)       $(34,448,357)

Cash Flows From (For) Financing Activities -
 Proceeds from Credit Facility                                                             $   9,000,000        $ 38,000,000
 Payments on behalf of investors (selling commissions)                                          (325,083)         (1,580,621)
 Payments for Fund Shares redeemed                                                            (1,268,422)                  -
 Distributions paid to Shareholders                                                             (459,964)                  -
 Capital contributed to controlled subsidiaries                                                  123,317                   -
                                                                                        ------------------  -----------------
Net cash flows from financing activities                                                   $    7,069,848       $ 36,419,379

Net increase in cash                                                                       $      198,249       $  1,971,022

Cash at beginning of period                                                                $    7,214,141       $          -
                                                                                        ------------------  ------------------
Cash at end of period                                                                      $    7,412,390       $ 1,971,022
                                                                                        ==================  ==================

*    For the period from start of business, March 19, 2002, to March 31, 2002.


            See notes to condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                          Three Months             Period
                                                                                              Ended                Ended
                                                                                            March 31,             March 31,
                                                                                              2003                  2002*
                                                                                        ------------------  -------------------
Supplemental Disclosure and Non-cash Investing and
Financing Activities -
 Securities contributed by Shareholders, invested in Belvedere Capital                     $95,047,136           $289,269,379
 Interest paid for loan - Credit Facility                                                  $   682,966           $          -
 Interest paid for mortgages                                                               $ 6,476,131           $          -
 Interest paid for swap contracts                                                          $ 1,042,020           $          -
 Market value of securities distributed in payment of redemptions                          $12,845,434           $          -
 Market value of real property and other assets, net of current liabilities, assumed in conjunction with acquisition of other real
  estate investments                                                                       $         -           $148,197,322
 Mortgage assumed in conjunction with acquisition of other real
  estate investments                                                                       $         -           $107,369,483

* For the period from start of business, March 19, 2002, to March 31, 2002.


            See notes to condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of March 31, 2003
Condensed Consolidated Financial Statements (Continued)

FINANCIAL HIGHLIGHTS (UNAUDITED)
For the Three Months Ended March 31, 2003
--------------------------------------------------------------------------------
Net asset value - Beginning of period                                $ 76.860
--------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
--------------------------------------------------------------------------------
Net investment income (6)                                            $  0.155
Net realized and unrealized loss                                       (3.545)
--------------------------------------------------------------------------------
Total loss from operations                                           $ (3.390)
--------------------------------------------------------------------------------

DISTRIBUTIONS
--------------------------------------------------------------------------------
Distributions to Shareholders                                        $ (0.050)
--------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                                  $ (0.050)
--------------------------------------------------------------------------------

NET ASSET VALUE - END OF PERIOD                                      $ 73.420
--------------------------------------------------------------------------------

TOTAL RETURN (1)                                                        (4.42)%
--------------------------------------------------------------------------------


                                              AS A PERCENTAGE   AS A PERCENTAGE
                                              OF AVERAGE NET    OF AVERAGE GROSS
RATIOS                                          ASSETS(5)         ASSETS(2)(5)
--------------------------------------------------------------------------------
Expenses of  Consolidated Real Property
 Subsidiaries
  Interest and other borrowing costs(4)          1.74% (3)          1.28% (3)
  Operating expenses(4)                          1.90% (3)          1.40% (3)
Belrose Capital Fund LLC Expenses
  Interest and other borrowing costs(7)          0.58% (3)          0.43% (3)
  Investment advisory and administrative fees,
   servicing fees and other Fund operating
   expenses(7)(8)                                1.16% (3)          0.85% (3)
                                               ---------------------------------
Total expenses(8)                                5.38% (3)          3.96% (3)

Net investment income                            0.84% (3)          0.62% (3)
--------------------------------------------------------------------------------

SUPPLEMENTAL DATA
--------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                          $1,266,720
Portfolio Turnover of Tax-Managed Growth
 Portfolio (the Portfolio)                                                  4%
--------------------------------------------------------------------------------

(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belrose Capital Fund LLC (Belrose Capital) (including Belrose Capital's interest in Belvedere Capital Fund Company LLC (Belvedere Capital) and Belrose Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belrose Realty Corporation's (Belrose Realty) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belrose Realty.
(3)  Annualized.
(4) Includes Belrose Realty's proportional share of expenses incurred by its majority-owned subsidiaries.
(5) For the purpose of calculating ratios, the income and expenses of Belrose Realty's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belrose Realty.
(6)  Calculated using average shares outstanding.
(7) Includes the expenses of Belrose Capital and Belrose Realty. Does not include expenses of the real estate subsidiaries majority-owned by Belrose Realty.
(8) Includes Belrose Capital's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.

            See notes to condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of March 31, 2003
Notes to Condensed Consolidated Financial Statements (Unaudited)

1    Basis of Presentation

The condensed consolidated interim financial statements of Belrose Capital Fund LLC (Belrose Capital) and its subsidiaries (collectively, the Fund) have been prepared by the Fund, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2002 has been derived from the December 31, 2002 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain  amounts  in  the  prior  period's  condensed   consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  period
presentation.

2    Investment Transactions

Increases and decreases of Belrose Capital's investment in Belvedere Capital for the three months ended March 31, 2003 aggregated $95,047,136 and $14,249,936, respectively, and for the period from the start of business, March 19, 2002, to March 31, 2002 aggregated $292,022,776 and $1,607,545, respectively. For the three months ended March 31, 2003, purchases and sales of Partnership Preference Units aggregated $8,033,600 and $0, respectively. For the period from the start of business, March 19, 2002, to March 31, 2002, purchases and sales of Partnership Preference Units aggregated $3,547,905 and $0, respectively. For the three months ended March 31, 2003, there were no acquisitions or sales of other real estate investments. For the period from the start of business, March 19, 2002, to March 31, 2002, acquisitions and sales of other real estate investments aggregated $31,588,186 and $0, respectively.

Purchases of Partnership Preference Units during the three months ended March 31, 2003 and the period from the start of business, March 19, 2002, to March 31, 2002, represent amounts purchased from other funds sponsored by Eaton Vance Management (Eaton Vance). Acquisitions of other real estate investments represent amounts purchased from other funds sponsored by Eaton Vance for the period from the start of business, March 19, 2002, to March 31, 2002.

3    Indirect Investment in Portfolio

Belvedere Capital's interest in Tax Managed Growth Portfolio (the Portfolio) at March 31, 2003 was $8,400,349,853 representing 61.1% of the Portfolio's net assets and at March 31, 2002 was $10,618,305,771 representing 56.5% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at March 31, 2003 was $1,284,892,115 representing 15.3% of Belvedere Capital's net assets and at March 31, 2002 was $287,483,347, representing 2.7% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2003 totaled $32,398,573, of which $4,831,976 was allocated to Belrose Capital. Investment income allocated to Belvedere Capital from the Portfolio for the period from the start of business, March 19, 2002, to March 31, 2002 totaled $2,654,905, of which $71,758 was allocated to Belrose Capital. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2003 totaled $9,667,954, of which $1,434,886 was allocated to Belrose Capital. Expenses allocated to Belvedere Capital from the Portfolio for the period from the start of business, March 19, 2002, to March 31, 2002 totaled $1,661,238, of which $44,803 was allocated to Belrose Capital. Belvedere Capital allocated additional expenses to Belrose Capital of $481,160 for the three months ended March 31, 2003, representing $14,255 of operating expenses and $466,905 of service fees. Belvedere Capital allocated additional expenses to Belrose Capital of $15,706, for the period from the start of business, March 19, 2002, to March 31, 2002, representing $364 of operating expenses and $15,342 of service fees.

A summary of the Portfolio's Statement of Assets and Liabilities, at March 31, 2003, December 31, 2002 and at March 31, 2002 and its operations for the three months ended March 31, 2003, the period from the start of business, March 19, 2002, to December 31, 2002 and the period from the start of business, March 19, 2002, to March 31, 2002 follows:

                                  March 31,       December 31,      March 31,
                                    2003              2002            2002
                               ------------------------------------------------
Investments, at value          $13,797,517,752  $14,544,149,182  $18,699,529,315
Other assets                        24,535,362       70,073,039      137,094,099
--------------------------------------------------------------------------------
Total assets                   $13,822,053,114  $14,614,222,221  $18,836,623,414
Total liabilities                   73,659,303       42,700,633       54,877,430
--------------------------------------------------------------------------------
Net Assets                     $13,748,393,811  $14,571,521,588  $18,781,745,984
================================================================================
Dividends and interest         $    53,431,732  $   169,418,860  $     4,688,097
--------------------------------------------------------------------------------
Investment adviser fee         $    15,490,999  $    54,761,871  $     2,831,915
Other expenses                         477,083        2,016,295           92,847
--------------------------------------------------------------------------------
Total expenses                 $    15,968,082  $    56,778,166  $     2,924,762
--------------------------------------------------------------------------------
Net investment income          $    37,463,650  $   112,640,694  $     1,763,335
Net realized gains (losses)        (62,969,970)    (344,617,301)       3,962,444
Net change in unrealized
 appreciation (depreciation)      (649,928,537)  (3,469,590,930)      72,220,909
--------------------------------------------------------------------------------
Net increase (decrease) in
 net assets from operations    $  (675,434,857) $(3,701,567,537) $    77,946,688
--------------------------------------------------------------------------------

4    Interest Rate Swap Agreements

Belrose Capital has entered into current and forward interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belrose Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of March 31, 2003 and December 31, 2002, Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc., as listed below.


                Notional                                                       Unrealized           Unrealized
                 Amount                                                        Depreciation        Depreciation
  Effective      (000's         Fixed         Floating       Termination       at March 31,       at December 31,
    Date        omitted)        Rate            Rate            Date              2003                 2002
-----------------------------------------------------------------------------------------------------------------------
    03/02       $ 35,136       5.660%       LIBOR + 0.38%       03/07            $ 3,496,247         $ 3,478,871
    03/07         31,588       7.140%       LIBOR + 0.38%       07/09              1,166,937           1,134,349
    05/02         32,966       5.159%       LIBOR + 0.38%       03/07              2,643,313           2,591,755
    03/07         32,966       6.874%       LIBOR + 0.38%       11/10              1,380,074           1,309,376
    07/02         29,588       4.540%       LIBOR + 0.38%       03/07              1,666,104           1,580,735
    03/07         29,588       6.500%       LIBOR + 0.38%       07/09                709,113             683,659
    10/02         36,631       3.550%       LIBOR + 0.38%       03/07                664,088             480,992
    03/07         36,631       5.480%       LIBOR + 0.38%       11/09                100,725              67,648
    12/02          7,865       3.685%       LIBOR + 0.38%       03/07                183,529             146,897
    03/07          7,865       5.727%       LIBOR + 0.38%       07/09                 84,045              78,560
    02/03          8,034       3.320%       LIBOR + 0.38%       03/07                 73,751                   -
    03/07          8,034       5.480%       LIBOR + 0.38%       07/09                 26,407                   -
----------------------------------------------------------------------------------------------------------------------
    Total                                                                        $ 12,194,333        $ 11,552,842
----------------------------------------------------------------------------------------------------------------------

5 Debt- Credit Facility

Effective March 31, 2003, Belrose Capital reduced its loan commitment to $225,000,000 from $300,000,000 at December 31, 2002. There were no other changes to the terms of the Credit Facility during the quarter ended March 31, 2003.

6 Segment Information

Belrose Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Capital. The Portfolio is a diversified investment company of equity securities that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Capital, Belrose Capital invests in real estate assets through its subsidiary Belrose Realty Corporation (Belrose Realty). Belrose Realty invests directly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Bel Apartment Properties Trust, Katahdin Property Trust, LLC (Katahdin) and Bel Communities Property Trust (Bel Communities). Belrose Realty did not hold an investment in controlled subsidiaries Katahdin or Bel Communities for the period from the start of business, March 19, 2002, to March 31, 2002.

Belrose Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and unrealized gain (loss). The accounting policies of the reportable segments are the same as those for Belrose Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

                                                            TAX-MANAGED
FOR THE THREE MONTHS ENDED                                    GROWTH               REAL
MARCH 31, 2003                                               PORTFOLIO*            ESTATE                TOTAL
--------------------------------------------------------------------------------------------------------------------
Revenue                                                    $    2,915,930        $ 17,346,911       $   20,262,841
Interest expense on mortgages                                           -          (6,579,439)          (6,579,439)
Interest expense on Credit Facility                                     -            (695,677)            (695,677)
Interest expense on swap contracts                                      -          (1,051,283)          (1,051,283)
Operating expenses                                               (195,414)         (7,893,295)          (8,088,709)
Minority interest in net income of controlled
 subsidiaries                                                           -            (514,701)            (514,701)
--------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                      $    2,720,516        $    612,516       $    3,333,032
Net realized loss                                              (5,345,920)                  -           (5,345,920)
Change in unrealized gain (loss)                              (57,789,631)          5,128,894          (52,660,737)
--------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS
OF REPORTABLE SEGMENTS                                     $  (60,415,035)       $  5,741,410       $  (54,673,625)
--------------------------------------------------------------------------------------------------------------------

Segment assets                                             $1,284,892,115        $534,894,052       $1,819,786,167
Segment liabilities                                                     -         545,954,694          545,954,694
--------------------------------------------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS                          $1,284,892,115        $(11,060,642)      $1,273,831,473
--------------------------------------------------------------------------------------------------------------------


                                                            TAX-MANAGED
FOR THE PERIOD ENDED                                          GROWTH               REAL
MARCH 31, 2002 (1)                                          PORTFOLIO*            ESTATE                TOTAL
-------------------------------------------------------------------------------------------------------------------
Revenue                                                    $       11,249        $  1,850,654       $    1,861,903
Interest expense on mortgages                                           -            (755,215)            (755,215)
Interest expense on Credit Facility                                     -             (38,559)             (38,559)
Interest expense on swap contracts                                      -             (39,587)             (39,587)
Operating expenses                                                 (7,575)           (821,421)            (828,996)
Minority interest in net income of controlled
 subsidiaries                                                           -             (69,656)             (69,656)
-------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                      $        3,674        $    126,216        $     129,890
Net realized gain                                                  24,980                   -               24,980
Change in unrealized gain (loss)                               (2,968,113)         (1,764,844)          (4,732,957)
-------------------------------------------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS FROM OPERATIONS OF
REPORTABLE SEGMENTS                                        $   (2,939,459)       $ (1,638,628)       $  (4,578,087)
-------------------------------------------------------------------------------------------------------------------

Segment assets                                             $  287,483,347        $154,085,413        $ 441,568,760
Segment liabilities                                                     -         156,487,407          156,487,407
-------------------------------------------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS                          $  287,483,347        $ (2,401,994)       $ 285,081,353
-------------------------------------------------------------------------------------------------------------------

* Belrose Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.
(1) For the period from the start of business, March 19, 2002, to March 31, 2002.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the three months ended March 31, 2003 and for the period from the start of business, March 19, 2002, to March 31, 2002:

                                           THREE MONTHS ENDED    PERIOD ENDED
                                             MARCH 31, 2003    MARCH 31, 2002(1)
                                             -------------       -------------
Revenue:
 Revenue from reportable segments            $ 20,262,841        $  1,861,903
 Unallocated revenue                                3,240                   -
                                             -------------       -------------
TOTAL REVENUE                                $ 20,266,081        $  1,861,903
                                             -------------       -------------
Net increase (decrease) in net assets
  from operations:
 Net decrease in net assets from operations
  of reportable segments                     $(54,673,625)       $ (4,578,087)
 Unallocated revenue                                3,240                   -
 Unallocated expenses**                          (759,612)           (703,297)
                                             -------------       -------------
TOTAL NET DECREASE IN NET ASSETS FROM
 OPERATIONS                                  $(55,429,997)       $ (5,281,384)
                                             -------------       -------------

** Unallocated expenses include costs of Belrose Capital to operate the Fund such as servicing and distribution expense, as well as other administrative costs of Belrose Capital.
(1) For the period from the start of business, March 19, 2002, to March 31, 2002.

Net assets:
 Net assets of reportable segments           $ 1,273,831,473     $ 285,081,353
 Unallocated cash                                  1,185,057           301,106
 Loan payable - Credit Facility                   (8,215,000)       (2,280,000)
 Other liabilities                                   (81,639)         (695,085)
                                             ----------------    --------------
TOTAL NET ASSETS                             $ 1,266,719,891     $  282,407,374
                                             ----------------    --------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "might," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. The actual results of Belrose Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund's performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund's unaudited condensed consolidated financial statements and related notes in Item 1 above.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003, COMPARED TO THE PERIOD FROM THE START OF BUSINESS, MARCH 19, 2002, TO MARCH 31, 2002.

PERFORMANCE OF THE FUND.(1) The Fund's total return was -4.42% for the quarter ended March 31, 2003. This return reflects a decrease in the Fund's net asset value per share from $76.86 to $73.42 and a distribution of $0.05 per share during the quarter. The Standard & Poor's 500 Index (the S&P 500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -3.15% over the same period.(2) The Fund outperformed Tax-Managed Growth Portfolio (the Portfolio) by approximately 0.29% during the period. For comparison, at the end of the period from the start of business, March 19, 2002, to March 31, 2002, the Fund's net asset value per share decreased from $100.00 to $98.16, representing a -1.84% return versus the S&P 500's total return of -1.48%.(2) The performance of the Fund trailed that of the Portfolio by approximately 0.43% during the period from the start of business, March 19, 2002, to March 31, 2002.

PERFORMANCE OF THE PORTFOLIO. War angst coupled with rising oil prices, domestic terrorist fears, and negative investor sentiment contributed to continued market volatility in the first quarter of 2003. The quarter was marked by a few leadership reversals from the same period last year. Particularly of note was the dominance of large capitalization and growth related stocks, and the divergence in performance of growth oriented sectors and sub-industries during the quarter. Most major domestic benchmarks experienced negative returns and only two of the S&P 500 sectors had gains during the period.

The best performing sector of the S&P 500 during the first quarter of 2003 was health care, while the telecommunications services sector continued to trail the performance of the S&P 500. Market leading industries in the first quarter included computer software, biotechnology, and managed health care. Defensive groups such as food distributors, material manufacturing, and drug retailing realized weaker quarterly returns during the period.

In this challenging environment, the performance of the Portfolio trailed that of the overall market mostly due to lower exposure to more aggressive sectors and industries. During the quarter, Boston Management and Research (Boston Management), the Portfolio's investment adviser, emphasized industrials and consumer staples sectors, a continuing theme from last year. While this emphasis has been productive in prior periods, it hurt Portfolio returns during the first quarter of 2003. Relatively stronger stock selection within the airfreight and logistics, personal products and beverages sub-industries partially offset the negative performance of these sectors during the quarter.

Boston Management gradually increased the Portfolio's exposure to the energy sector (particularly the oil and gas industries) during the quarter to a relatively higher allocation from its neutral standing versus the S&P 500 last year. Boston Management slightly trimmed the Portfolio's positions in the healthcare and financial sectors from last year's levels, primarily due to fundamental and political headwinds. Lack of earnings visibility in the information technology sector prompted a continued underweight allocation versus the S&P 500. The Portfolio also underweighted the telecommunications services

------------------------
(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost.
(2)  It is not possible to invest directly in an Index.

sector during the quarter, which was the S&P 500's worst performing sector during the period. Boston Management believes that these sector shifts are appropriate for the longer-term positioning of the Portfolio.

PERFORMANCE OF REAL ESTATE INVESTMENTS. For the quarter ended March 31, 2003, the Fund's real estate operations (conducted through Real Estate Joint Ventures) achieved operating results that were slightly below budget. Rental income of $16.3 million was below budget and property operating expenses (before debt service and excluding certain operating expenses of Belrose Realty Corporation (Belrose Realty) of approximately $0.8 million) of $7.1 million were generally in line with budget. During the quarter ended March 31, 2003, Real Estate Joint Venture operations were affected by deteriorating multifamily market fundamentals in most regions with falling occupancy levels and rising rent concessions. Given the continued uncertain outlook for the U.S. economy as a whole, expectations are that real estate operating results in 2003 will be modestly below the levels of 2002.

At March 31, 2003, the estimated fair value of the real properties held through Real Estate Joint Ventures was $467.4 million compared to $146.3 million at March 31, 2002. The change in estimated fair value of the real properties held through Real Estate Joint Ventures was primarily due to the acquisitions of the Fund's investments in Katahdin Property Trust, LLC and Bel Communities Property Trust during 2002. The Fund recognized unrealized appreciation of the estimated fair value of its other real estate investments of approximately $0.8 million during the quarter ended March 31, 2003. Despite weaker market conditions, changes in asset values for multifamily properties have generally been modest as decreases in capitalization rates have largely offset declining income level expectations.

For the quarter ended March 31, 2003, the Fund's investments in Partnership Preference Units generally benefited from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities. As a result, the Fund recognized approximately $5.0 million of unrealized appreciation in the estimated fair value of the
Partnership Preference Units during the quarter ended March 31, 2003. The estimated fair value of the Fund's Partnership Preference Units totaled $54.8 million at March 31, 2003 compared to $3.5 million at March 31, 2002. The increase in value was due to approximately $45.5 million in purchases of Partnership Preference Units, as well as appreciation recognized primarily as a result of market conditions similar to the first quarter 2003 market conditions described above. Dividends received from the Partnership Preference Units for the quarter ended March 31, 2003 and for the period from the start of business, March 19, 2002, to March 31, 2002 totaled $1.0 million and $0.04 million, respectively.

PERFORMANCE OF INTEREST RATE SWAPS. For the quarter ended March 31, 2003, interest rate swap values decreased by approximately $0.6 million. This decrease in value was the result of minimal interest rate decreases during the first quarter of 2003. Values decreased by approximately $0.07 million for the period from the start of business, March 19, 2002, to March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003 the loan commitment under the Fund's revolving credit facility (the Credit Facility) was reduced to $225,000,000. The Fund had outstanding borrowings of $164,300,000, two letters of credit totaling $2,667,011 and unused loan commitments of $58,032,989 at March 31, 2003. The Credit Facility is being used primarily to finance the Fund's equity in its real estate investments and will continue to be used for such purpose in the future. The Credit Facility will also provide for any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder for these purposes.

The Fund has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments from the counterparty that fluctuate with one-month LIBOR. During the terms of the outstanding swap agreements, changes in the underlying values of the swaps are recorded as unrealized gains or losses.

As of March 31, 2003 and 2002, the unrealized depreciation related to the interest rate swap agreements was $12,194,333 and $71,648, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Fund's discussion and analysis of its financial condition and results of operations are based upon the Fund's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Fund bases these estimates, judgments and assumptions on historical experience and on other various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Fund's critical accounting policies affect the Fund's more significant estimates and assumptions used in valuing the Fund's real estate investments and interest rate swap agreements. Prices are not readily available for these types of investments and therefore are valued on an ongoing basis by Boston Management, in its capacity as manager of Belrose Realty, in the case of the real estate investments, and in its capacity as the Fund's investment adviser, in the case of the interest rate swap agreements.

In estimating the value of the Fund's investments in real estate, Boston Management takes into account relevant factors, data and information, including with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated fair values based upon independent valuations assuming an orderly disposition of assets. Detailed investment valuations are performed at least annually and reviewed periodically. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. Given that such valuations include many assumptions, including but not limited to an orderly disposition of assets, values may differ from amounts ultimately realized. Boston Management, as the Fund's investment adviser, determines the value of interest rate swaps, and, in doing so, may consider among other things, dealer and counter-party quotes and pricing models.

The policies for valuing real estate investments involve significant judgments that are based upon, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. The valuations of Partnership Preference Units held by the Fund through its investment in Belrose Realty fluctuate over time to reflect, among other factors, changes in interest rates, changes in perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market.

The value of interest rate swaps may be subject to wide swings in valuation caused principally by changes in interest rates. Interest rate swaps may be difficult to value since such instruments may be considered illiquid. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the valuation of Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund and changes in the value of other real estate investments will cause the performance of the Fund to deviate from the performance of the Portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures. The interest rate on borrowings under the Fund's Credit Facility is reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The values of the Partnership Preference Units and, to a lesser degree, the Real Estate Joint Ventures are sensitive to interest rate risk. Increases in interest rates generally will have an adverse affect on the value of Partnership Preference Units and Real Estate Joint Ventures.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 4 to the condensed consolidated financial statements in Item 1 of this report.

                                                                     Interest Rate Sensitivity
                                                      Principal (Notional) Amount by Contractual Maturity
                                                               For the Twelve Months Ended March 31,

                                                                                                                     Estimated
                               2004-2006         2007         2008       Thereafter           Total                 Fair Value
                              ------------------------------------------------------------------------------------------------------

Rate sensitive
liabilities:
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt:
------------------------------------------------------------------------------------------------------------------------------------
Fixed-rate mortgages                                                     $344,219,483      $344,219,483           $393,000,000
Average interest rate                                                        7.53%             7.53%
------------------------------------------------------------------------------------------------------------------------------------
Variable-rate Credit
Facility                                      $164,300,000                                 $164,300,000           $164,300,000
Average interest rate                             1.68%                                        1.68%
Rate sensitive derivative
 financial instruments:
-----------------------------
Pay fixed/
Receive variable interest
rate swap contracts                           $296,892,000                                 $296,892,000           $(12,194,333)
Average pay rate                                  5.47%                                        5.47%
Average receive rate                              1.68%                                        1.68%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
------------------------------------------------------------------------------------------------------------------------------------
Fixed-rate Partnership
Preference Units:
------------------------------------------------------------------------------------------------------------------------------------
Essex Portfolio, L.P.,
7.875% Series B Cumulative
Redeemable Preferred Units,
Callable from 2/6/03,
Current Yield: 8.38%                                                     $16,616,170       $ 16,616,170           $ 18,798,680
-----------------------------
Kilroy Realty, L.P., 8.075%
Series A Cumulative
Redemable Preferred Units,
Callable from 2/6/03,
Current Yield: 8.95%                                                     $15,898,220       $ 15,898,220           $ 18,035,600
-----------------------------
Prentiss Properties
Acquisition Partners, L.P.,
8.30% Series B Cumulative
Redeemable Perpetual
Preferred Units, Callable
from 6/25/03, Current
Yield: 8.91%                                                             $16,519,510       $ 16,519,510           $ 18,009,223
-----------------------------

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, Eaton Vance Management (Eaton Vance), the Fund's manager, and the Fund's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are, to the best of their knowledge, effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

As the Fund's manager, the complete and entire management, control and operation of the Fund are vested in Eaton Vance. The Fund's organizational structure does not provide for a board of directors or a board audit committee. As such, the Fund's Chief Executive Officer and Chief Financial Officer intend to report any significant deficiency in the design or operation of internal controls which could adversely affect the Fund's ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal controls to Eaton Vance.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
----------------------------

          Although in the ordinary course of business, the Fund, Belrose Realty and the Real Estate Joint Ventures may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.
----------------------------------------------------

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
------------------------------------------

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------

          No matters were submitted to a vote of security holders during the three months ended March 31, 2003.


ITEM 5.   OTHER INFORMATION.
----------------------------

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
-------------------------------------------

     (a)  The  following  is a list of all  exhibits  filed as part of this Form
          10Q:

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on May 15, 2003.




                                       BELROSE CAPITAL FUND LLC
                                       (Registrant)




                                       By:  /s/ Michelle A. Alexander
                                            ------------------------------------
                                                Michelle A. Alexander
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Thomas E. Faust Jr., certify that:

1. I have reviewed this  quarterly  report on Form 10-Q of Belrose  Capital Fund
LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
                                         /s/ Thomas E. Faust Jr.
                                         -------------------------
                                         Thomas E. Faust Jr.
                                         Chief Executive Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Michelle A. Alexander, certify that:

1. I have reviewed this  quarterly  report on Form 10-Q of Belrose  Capital Fund
LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
                                         /s/ Michelle A. Alexander
                                         ---------------------------
                                         Michelle A. Alexander
                                         Chief Financial Officer

                                  EXHIBIT INDEX

99.1   Certification  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002

99.2   Certification Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002