Form 10-Q
period 2003-06-30
BELROSE CAPITAL FUND LLC
filed 2003-08-14
CIK 1170304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------
                          Commission File No. 000-50258
                                              ---------


                            Belrose Capital Fund LLC
                            ------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                04-3613468
               --------                                ----------
        (State of organization)           (I.R.S. Employer Identification No.)

       The Eaton Vance Building
           255 State Street
        Boston, Massachusetts                            02109
        ---------------------                            -----
    (Address of principal executive
               offices)                                (Zip Code)

                                                      617-482-8260
    Registrant's telephone number:                    ------------


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

                                   YES  X      NO
                                       ---     ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   YES         NO  X
                                       ---        ---

                            BELROSE CAPITAL FUND LLC
                               Index to Form 10-Q

PART I.   FINANCIAL INFORMATION                                             Page

Item 1.   Condensed Consolidated Financial Statements.........................3

          Condensed Consolidated Statements of Assets and Liabilities
          as of June 30, 2003 (Unaudited) and December 31, 2002...............3

          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended June 30, 2003 and 2002 and for the
          Six Months Ended June 30, 2003 and the Period Ended
          June 30, 2002.......................................................4

          Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Six Months Ended June 30, 2003 and the
          Period Ended June 30, 2002..........................................6

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Six Months Ended June 30, 2003 and for the Period
          Ended June 30, 2002.................................................7

          Financial Highlights (Unaudited) for the Six Months Ended
          June 30, 2003.......................................................9

          Notes to Condensed Consolidated Financial Statements as of
          June 30, 2003 (Unaudited)...........................................10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........21

Item 4.   Controls and Procedures.............................................22

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................22

Item 2.   Changes in Securities and Use of Proceeds...........................22

Item 3.   Defaults Upon Senior Securities.....................................22

Item 4.   Submission of Matters to a Vote of Security Holders.................23

Item 5.   Other Information...................................................23

Item 6.   Exhibits and Reports on Form 8-K....................................23

SIGNATURES....................................................................24

EXHIBIT INDEX.................................................................25

PART I.   FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.
----------------------------------------------------

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                 June 30, 2003          December 31,
                                                                                  (Unaudited)               2002
Assets:
  Investment in Belvedere Capital Fund Company LLC
    (Belvedere Capital)                                                         $1,450,899,286        $1,264,314,536
  Investment in Partnership Preference Units                                        57,054,894            41,849,305
  Investment in other real estate                                                  471,767,831           470,597,295
  Investment in short-term                                                           1,402,053                     -
                                                                                --------------        --------------
Total investments                                                               $1,981,124,064        $1,776,761,136
  Cash                                                                               7,414,830             7,214,141
  Escrow deposits - restricted                                                       2,636,428             3,239,060
  Dividends and interest receivable                                                    400,957               440,053
  Other assets                                                                       3,328,997             3,553,337
                                                                                --------------        --------------
Total assets                                                                    $1,994,905,276        $1,791,207,727
                                                                                --------------        --------------

Liabilities:
  Loan payable - Credit Facility                                                $  168,300,000        $  155,300,000
  Mortgages payable                                                                344,219,483           344,219,483
  Open interest rate swap contracts, at value                                       16,495,158            11,552,842
  Security deposits                                                                  1,023,412             1,012,016
  Swap interest payable                                                                157,674               129,883
  Accrued expenses:
    Interest expense                                                                 2,469,519             2,438,911
    Property taxes                                                                   2,678,578             2,575,189
    Other expenses and liabilities                                                   2,023,774             2,546,403
  Minority interests in controlled subsidiaries                                     25,862,569            29,431,345
                                                                                --------------        --------------
Total liabilities                                                               $  563,230,167        $  549,206,072
                                                                                --------------        --------------

Net assets                                                                      $1,431,675,109        $1,242,001,655

                                                                                --------------        --------------
Shareholders' Capital                                                           $1,431,675,109        $1,242,001,655
                                                                                --------------        --------------

Shares Outstanding                                                                  17,159,761            16,160,271
                                                                                --------------        --------------

Net asset value and redemption price per Share                                  $        83.43        $        76.86
                                                                                --------------        --------------

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                         Three Months        Three Months      Six Months
                                                        Ended June 30,      Ended June 30,   Ended June 30,     Period Ended
                                                             2003                2003             2003         June 30, 2002*
                                                        --------------      --------------   --------------    --------------
Investment Income:
  Dividends allocated from Belvedere Capital
    (net of foreign taxes of $92,084, $18,831,
    $151,447 and $20,270, respectively)                  $ 5,063,208         $1,291,504        $ 9,806,609       $ 1,361,486
  Interest allocated from Belvedere Capital                  158,393             30,739            246,968            32,515
  Expenses allocated from Belvedere Capital               (2,128,086)          (617,205)        (4,044,132)         (677,714)
                                                        --------------      --------------   --------------    --------------
  Net investment income allocated from
    Belvedere Capital                                    $ 3,093,515         $   705,038       $ 6,009,445       $   716,287
  Rental income                                           16,086,495           9,078,119        32,420,280        10,882,832
  Dividends from Partnership Preference Units              1,198,457              87,050         2,195,038           124,881
  Interest                                                    26,591              15,886            46,376            23,996
                                                        --------------      --------------   --------------    --------------
Total investment income                                  $20,405,058         $ 9,886,093       $40,671,139       $11,747,996
                                                        --------------      --------------   --------------    --------------

Expenses:
  Investment advisory and administrative fees            $ 1,234,123         $   421,815       $ 2,368,839       $   462,828
  Property management fees                                   649,248             366,756         1,301,734           438,944
  Distribution and servicing fees                            684,681             196,723         1,296,752           215,451
  Interest expense on mortgages                            6,579,443           3,584,061        13,158,882         4,339,276
  Interest expense on Credit Facility                        748,300             367,308         1,480,592           408,328
  Interest expense on swap contracts                       1,131,355             414,122         2,182,638           453,709
  Property and maintenance expenses                        4,471,340           2,311,955         8,728,038         2,738,384
  Property taxes and insurance                             2,126,971           1,154,520         4,316,313         1,362,901
  Organizational expenses                                          -             (13,474)                -           668,356
  Miscellaneous                                              313,876             252,400           585,711           342,971
                                                        --------------      --------------   --------------    --------------
Total expenses                                            17,939,337         $ 9,056,186       $35,419,499       $11,431,148
Deduct-
  Reduction of investment advisory and
    administrative fees                                      344,919              99,996           650,361           109,304
                                                        --------------      --------------   --------------    --------------
Net expenses                                             $17,594,418         $ 8,956,190       $34,769,138       $11,321,844
                                                        --------------      --------------   --------------    --------------
Net investment income before minority
  interests in net income of controlled
  subsidiaries                                           $ 2,810,640         $   929,903       $ 5,902,001       $   426,152
Minority interests in net income of
  controlled subsidiaries                                   (458,996)           (369,566)         (973,697)         (439,222)
                                                        --------------      --------------   --------------    --------------
Net investment income (loss)                             $ 2,351,644         $   560,337       $ 4,928,304       $   (13,070)
                                                        --------------      --------------   --------------    --------------

* For the period from start of business, March 19, 2002, to June 30, 2002.

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                         Three Months        Three Months      Six Months
                                                        Ended June 30,      Ended June 30,   Ended June 30,     Period Ended
                                                             2003                2003             2003         June 30, 2002*
                                                        --------------      --------------   --------------    --------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
  Investment transactions from Belvedere
    Capital  (identified cost basis)                     $  2,425,286       $ (2,043,241)     $ (2,920,634)     $ (2,018,261)
                                                        --------------      --------------   --------------    --------------
Net realized gain (loss)                                 $  2,425,286       $ (2,043,241)     $ (2,920,634)     $ (2,018,261)
                                                        --------------      --------------   --------------    --------------

Change in unrealized appreciation
  (depreciation) -
    Investment in Belvedere Capital
     (identified cost basis)                             $166,965,607       $(59,171,661)     $109,175,976      $(62,139,774)
    Investments in Partnership Preference Units
     (identified cost basis)                                2,211,391            143,081         7,171,989           104,770
    Investments in other real estate
     (net of minority interests in unrealized
     gain (loss) of controlled subsidiaries of
     $86,763, $(293,643), $(4,648,190)
     and $189,811, respectively)                             3,138,098           (333,263)        3,947,885        (1,988,148)
    Interest rate swap contracts                           (4,300,825)        (2,634,124)       (4,942,316)       (2,705,772)
                                                        --------------      -------------    --------------    --------------
Net change in unrealized appreciation
  (depreciation)                                         $168,014,271       $(61,995,967)     $115,353,534      $(66,728,924)
                                                        --------------      -------------    --------------    --------------
Net realized and unrealized gain (loss)                  $170,439,557       $(64,039,208)     $112,432,900      $(68,747,185)
                                                        --------------      -------------    --------------    --------------
Net increase (decrease) in net assets from
  operations                                             $172,791,201       $(63,478,871)     $117,361,204      $(68,760,255)
                                                        ==============      =============    ==============    ==============

* For the period from start of business, March 19, 2002, to June 30, 2002.

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

                                                                                Six Months
                                                                              Ended June 30,       Period Ended
                                                                                   2003            June 30, 2002*
                                                                              --------------       --------------
Increase (Decrease) in Net Assets:
  Net investment income (loss)                                                $    4,928,304        $    (13,070)
  Net realized loss from investment transactions                                  (2,920,634)         (2,018,261)
  Net change in unrealized appreciation (deprectiaion)
    of investments                                                               115,353,534         (66,728,924)
                                                                              --------------       --------------
Net increase (decrease) in net assets from operations                         $  117,361,204        $(68,760,255)
                                                                              --------------       --------------
Transactions in Fund Shares -
  Investment securities contributeded                                         $   95,047,136        $620,414,330
  Less - Selling commissions                                                        (325,083)         (3,008,539)
                                                                              --------------       --------------
  Net contributions                                                           $   94,722,053        $617,405,791
  Net asset value of Fund Shares issued to Shareholders in
    payment of distributions declared                                         $      348,050        $          -
  Net asset value of Fund Shares redeemed                                        (21,949,839)           (413,395)
                                                                              --------------       --------------
Net increase in net assets from Fund Share transactions                       $   73,120,264        $616,992,396
                                                                              --------------       --------------
Distributions -
  Distributions to Shareholders                                               $     (808,014)       $          -
                                                                              --------------       --------------
Total distributions                                                           $     (808,014)       $          -
                                                                              --------------       --------------
Net increase in net assets                                                    $  189,673,454        $548,232,141

Net assets:
  At beginning of period                                                      $1,242,001,655        $         -
                                                                              --------------       --------------
  At end of period                                                            $1,431,675,109        $548,232,141
                                                                              ==============       ==============

* For the period from start of business, March 19, 2002, to June 30, 2002.

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                      Six Months
                                                                                     Ended June 30,          Period Ended
                                                                                         2003                June 30, 2002*
                                                                                     --------------          --------------
Cash Flows From (For) Operating Activities -
Net increase (decrease) in net assets from operations                                $117,361,204            $(68,760,255)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows for operating activities -
    Amortization of debt issuance costs                                                   206,617                  51,774
    Net investment income allocated from Belvedere Capital                             (6,009,445)               (716,287)
    Decrease in escrow deposits                                                           602,632                 883,869
    Decrease in other assets                                                               17,723                   7,594
    Decrease (increase) in dividends and interest receivable                               39,096                 (38,138)
    Increase in interest payable for open swap contracts                                   27,791                  71,804
    (Decrease) increase in security deposits, accrued interest and
      other expenses and liabilities                                                     (480,625)                263,006
    Increase in accrued property taxes                                                    103,389                 733,374
    Purchases of Partnership Preference Units                                          (8,033,600)             (3,547,905)
    Payments for investments in other real estate                                               -             (64,553,951)
    Cash assumed in connection with acquisition of other real estate                            -               3,625,569
    Improvements to rental property                                                    (1,870,841)               (513,245)
    Increase in short-term investments                                                 (1,402,053)                      -
    Net decrease (increase) in investment in Belvedere Capital                           1,651,420               (312,357)
    Increase in minority interest                                                                -                210,000
    Minority interests in net income of controlled subsidiaries                            973,697                439,222
    Net realized loss from investment transactions                                       2,920,634              2,018,261
    Net change in unrealized (appreciation) depreciation of investments               (115,353,534)            66,728,924
                                                                                     --------------          --------------
Net cash flows for operating activities                                              $  (9,245,895)          $(63,408,741)

Cash Flows From (For) Financing Activities -
  Proceeds from Credit Facility                                                      $  13,000,000           $ 73,000,000
  Cash contribution from Investment Adviser                                                      -                 10,000
  Payments on behalf of investors (selling commissions)                                   (325,083)            (3,008,539)
  Payments for Fund Shares redeemed                                                     (2,874,086)              (413,395)
  Payment of distributions to minority shareholders                                              -                (19,572)
  Distributions paid to Shareholders                                                      (459,964)                     -
  Capital contributed to controlled subsidiaries                                           105,717                      -
                                                                                     --------------          --------------
Net cash flows from financing activities                                             $   9,446,584           $ 69,568,494

Net increase in cash                                                                 $     200,689           $  6,159,753

Cash at beginning of period                                                          $   7,214,141           $          -
                                                                                     --------------          --------------
Cash at end of period                                                                $   7,414,830           $  6,159,753
                                                                                     ==============          ==============

* For the period from start of business, March 19, 2002, to June 30, 2002.

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                       Six Months
                                                                                     Ended June 30,          Period Ended
                                                                                          2003              June 30, 2002*
                                                                                     --------------         --------------
Supplemental Disclosure and Non-cash Investing and
  Financing Activities -
    Securities contributed by Shareholders, invested in Belvedere Capital            $ 95,047,136            $620,414,330
    Interest paid on loan - Credit Facility                                          $  1,389,862            $    206,246
    Interest paid on mortgages                                                       $ 12,952,265            $  2,889,075
    Interest paid on swap contracts                                                  $  2,154,847            $    381,905
    Market value of securities distributed in payment of redemptions                 $ 19,075,753            $          -
    Market value of real property and other assets, net of current liabilities, assumed in conjunction with acquisition of other
      real estate                                                                    $          -            $317,807,773
    Mortgage assumed in conjunction with acquisition of other real estate            $          -            $223,219,483

* For the period from start of business, March 19, 2002, to June 30, 2002.

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of June 30, 2003
Condensed Consolidated Financial Statements (Continued)

Financial Highlights (Unaudited)

For the Six Months Ended June 30, 2003
--------------------------------------------------------------------------------
Net asset value - Beginning of period                   $     76.860
--------------------------------------------------------------------------------

Income (loss) from operations
--------------------------------------------------------------------------------
Net investment income (6)                               $      0.291
Net realized and unrealized gain                               6.329
--------------------------------------------------------------------------------
Total income from operations                            $      6.620
--------------------------------------------------------------------------------

Distributions
--------------------------------------------------------------------------------
Distributions to Shareholders                           $     (0.050)
--------------------------------------------------------------------------------
Total distributions                                     $     (0.050)
--------------------------------------------------------------------------------
Net asset value - End of period                         $     83.430
--------------------------------------------------------------------------------
Total Return (1)                                                8.62%
--------------------------------------------------------------------------------

                                                                             As a Percentage          As a Percentage
                                                                             of Average Net           of Average Gross
                                                                                Assets(5)              Assets (2)(5)
-----------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
  Interest and other borrowing costs  (7)                                       1.64%  (8)                1.21%  (8)
  Operating expenses  (7)                                                       1.80%  (8)                1.33%  (8)
Belrose Capital Fund LLC Expenses
  Interest and other borrowing costs  (4)                                       0.56%  (8)                0.42%  (8)
  Investment advisory and administrative fees, servicing fees
    and other Fund operating expenses (3)(4)                                    1.15%  (8)                0.86%  (8)
                                                                             -----------------------------------------
Total expenses                                                                  5.15%  (8)                3.82%  (8)

Net investment income                                                           0.76%  (8)                0.56%  (8)
-----------------------------------------------------------------------------------------------------------------------
Supplemental Data
Net assets, end of period (000's omitted)                                                              $  1,431,675
Portfolio Turnover of Tax-Managed Growth Portfolio (the Portfolio)                                               11%
-----------------------------------------------------------------------------------------------------------------------

(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belrose Capital Fund LLC (Belrose Capital) (including Belrose Capital's interest in Belvedere Capital Fund Company LLC (Belvedere Capital) and Belrose Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belrose Realty Corporation's (Belrose Realty) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belrose Realty.
(3) Includes Belrose Capital's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.
(4) Includes the expenses of Belrose Capital and Belrose Realty. Does not include expenses of the real estate subsidiaries majority-owned by Belrose Realty.
(5) For the purpose of calculating ratios, the income and expenses of Belrose Realty's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belrose Realty.
(6)  Calculated using average shares outstanding.
(7) Includes Belrose Realty's proportional share of expenses incurred by its majority-owned subsidiaries.
(8)  Annualized.

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of June 30, 2003 Notes to Condensed Consolidated Financial Statements (Unaudited)

1 Basis of Presentation

The condensed consolidated interim financial statements of Belrose Capital Fund LLC (Belrose Capital) and its subsidiaries (collectively, the Fund) have been prepared by the Fund, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's registration statement on Form 10. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

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

2 Estate Freeze

Shareholders in Belrose Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 7.75% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. The existence of restructured Fund Shares does not adversely affect Shareholders who do not make an election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares. The allocation of Belrose Capital's net asset value per Share of $83.43 as of June 30, 2003, between Preferred and Common shares that have been restructured is as follows:


                                                  Per Share Value At
                                                    June 30, 2003
                                  ----------------------------------------------
                                  ----------------------------------------------
                                         Preferred                  Common
   Date of Contribution                    Shares                   Shares
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    February 19, 2003                     $ 72.06                   $ 11.37

3 Investment Transactions

The following table summarizes the Fund's investment transactions for the six months ended June 30, 2003 and the period from the start of business, March 19, 2002, to June 30, 2002:

                                                              Six Months Ended                Period Ended
              Investment Transaction                           June 30, 2003                 June 30, 2002
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
 Increases in investment in Belvedere Capital                  $    95,047,136              $    625,682,005
 Decreases in investment in Belvedere Capital                  $    20,727,173              $      4,965,318
 Purchases of Partnership Preference Units                     $     8,033,600              $      3,547,905
 Acquisitions of other real estate                             $          -                 $     64,553,951

Purchases of Partnership Preference Units during the six months ended June 30, 2003 and the period from the start of business, March 19, 2002, to June 30,
2002, represent Partnership Preference Units purchased from other funds sponsored by Eaton Vance Management (Eaton Vance). Acquisitions of other real estate investments represent Real Estate Joint Ventures purchased from other funds sponsored by Eaton Vance for the period from the start of business, March 19, 2002, to June 30, 2002.

4 Indirect Investment in Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Capital), for the six months ended June 30, 2003 and for the period from the start of business, March 19, 2002, to June 30, 2002, including allocations of income and expenses for the respective periods then ended:

                                                                        Six Months Ended        Six Months Ended
                                                                         June 30, 2003          June 30, 2002
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
 Belvedere Capital's interest in the Portfolio (1)                       $9,599,217,401          $9,414,074,868
 The Fund's investment in Belvedere Capital (2)                          $1,450,899,286          $  557,274,939
 Income allocated to Belvedere Capital from the Portfolio                $   66,798,353          $   34,543,981
 Income allocated to the Fund from Belvedere Capital                     $   10,053,577          $    1,394,001
 Expenses allocated to Belvedere Capital from the Portfolio              $   20,113,419          $   12,969,381
 Expenses allocated to the Fund from Belvedere Capital                   $    4,044,132          $      677,714
-----------------------------------------------------------------------------------------------------------------------

(1) As of June 30, 2003 and 2002, the value of Belvedere Capital's interest in the Portfolio represents 61.7% and 57.0% of the Portfolio's net assets, respectively.

(2) As of June 30, 2003 and 2002, the Fund's investment in Belvedere Capital represents 15.1% and 5.9% of Belvedere Capital's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at June 30, 2003, December 31, 2002 and June 30, 2002 and its operations for the six months ended June 30, 2003, for the period from the Fund's start of business, March 19, 2002, to December 31, 2002 and for the period from the Fund's start of business, March 19, 2002, to June 30, 2002 follows:

                                             June 30,             December 31,              June 30,
                                               2003                   2002                    2002
                                    -------------------------------------------------------------------
Investments, at value                   $15,616,951,272         $ 14,544,149,182      $ 16,438,266,069
Other assets                                 26,660,614               70,073,039           258,245,026
-------------------------------------------------------------------------------------------------------
Total assets                            $15,643,611,886         $ 14,614,222,221      $ 16,696,511,095
Total liabilities                            93,843,137               42,700,633           171,302,142
-------------------------------------------------------------------------------------------------------
Net assets                              $15,549,768,749         $ 14,571,521,588      $ 16,525,208,953
=======================================================================================================
Dividends and interest                  $   109,393,140         $    213,292,082      $    104,789,317
-------------------------------------------------------------------------------------------------------
Investment adviser fee                  $    31,979,032         $     71,564,552      $     38,983,369
Other expenses                                  985,298                2,577,489             1,249,484
-------------------------------------------------------------------------------------------------------
Total expenses                          $    32,964,330         $     74,142,041      $     40,232,853
-------------------------------------------------------------------------------------------------------
Net investment income                   $    76,428,810         $    139,150,041      $     64,556,464
Net realized losses                         (29,306,399)            (459,996,840)         (198,388,599)

Net change in unrealized
 appreciation (depreciation)              1,126,151,279         $(3,312,547,564)       (1,921,047,828)
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in net
    assets from operations              $ 1,173,273,690         $(3,633,394,363)      $(2,054,879,963)
-------------------------------------------------------------------------------------------------------

5 Interest Rate Swap Agreements

Belrose Capital has entered into current and forward interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belrose Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of June 30, 2003 and December 31, 2002, Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc., as listed below.

               Notional                                                      Unrealized          Unrealized
               Amount                                                       Depreciation       Depreciation
  Effective    (000's         Fixed         Floating        Termination      at June 30,       at December 31,
    Date       omitted)       Rate            Rate             Date             2003                2002
-----------------------------------------------------------------------------------------------------------------
    03/02       $ 35,136      5.660%      LIBOR + 0.38%        03/07         $3,925,182         $ 3,478,871
    03/07         31,588      7.140%      LIBOR + 0.38%        07/09          1,595,537           1,134,349
    05/02         32,966      5.159%      LIBOR + 0.38%        03/07          3,080,475           2,591,755
    03/07         32,966      6.874%      LIBOR + 0.38%        11/10          1,997,092           1,309,376
    07/02         29,588      4.540%      LIBOR + 0.38%        03/07          2,096,975           1,580,735
    03/07         29,588      6.500%      LIBOR + 0.38%        07/09          1,097,528             683,659
    10/02         36,631      3.550%      LIBOR + 0.38%        03/07          1,273,768             480,992
    03/07         36,631      5.480%      LIBOR + 0.38%        11/09            599,002              67,648
    12/02          7,865      3.685%      LIBOR + 0.38%        03/07            312,194             146,897
    03/07          7,865      5.727%      LIBOR + 0.38%        07/09            179,209              78,560
    02/03          8,034      3.320%      LIBOR + 0.38%        03/07            211,970                   -
    03/07          8,034      5.480%      LIBOR + 0.38%        07/09            126,226                   -
-----------------------------------------------------------------------------------------------------------------
    Total                                                                  $ 16,495,158        $ 11,552,842
-----------------------------------------------------------------------------------------------------------------

6 Debt

Credit Facility - Effective on July 15, 2003, Belrose Capital refinanced the existing Credit Facility with Merrill Lynch Mortgage Capital, Inc. with two new credit arrangements (collectively, the New Credit Facility) totaling $225,000,000. The New Credit Facility has a seven-year maturity and will expire on June 25, 2010. Belrose Capital's obligations under the New Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Apartment Properties Trust (Bel Apartment), Katahdin Property Trust, LLC (Katahdin) and Bel Communities Property Trust (Bel Communities).

The credit arrangement with DrKW Holdings, Inc. is for $168,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR + 0.30% per annum. As of July 15, 2003, outstanding borrowings under this credit arrangement totaled $168,000,000.

The credit arrangement with Merrill Lynch Mortgage Capital is for $57,000,000, and includes the ability to issue letters of credit up to $10,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR + 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. Belrose Capital pays all fees associated with issuing the letters of credit. As of July 15, 2003, outstanding borrowings under this credit arrangement totaled $300,000, as well as letters of credit outstanding for $2,667,011. The letters of credit were issued as a substitute for funding certain mortgage escrow accounts required by the lender of Bel Communities and Bel Apartment. The letters of credit expire in 2004 and automatically extend for one-year periods not to extend beyond June 15, 2010. Fees paid or accrued under the terms of the letter of credit issued under the existing Credit Facility totaled $12,961 for the six months ended June 30, 2003.

7 Segment Information

Belrose Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Capital. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Capital, Belrose Capital invests in real estate assets through its subsidiary Belrose Realty Corporation (Belrose Realty). Belrose Realty invests directly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Bel Apartment , Katahdin and Bel Communities . Belrose Realty did not hold an investment in controlled subsidiary Bel Communities for the period from the start of business, March 19, 2002, to June 30, 2002.

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

                                                            Tax-Managed
For the Three Months Ended                                    Growth               Real
June 30, 2003                                               Portfolio*            Estate                Total
----------------------------------------------------------------------------------------------------------------------
Revenue                                                   $  3,093,515        $  17,306,971        $  20,400,486
Interest expense on mortgages                                        -           (6,579,443)          (6,579,443)
Interest expense on Credit Facility                                  -             (710,885)            (710,885)
Interest expense on swap contracts                                   -           (1,131,355)          (1,131,355)
Operating expenses                                            (223,639)          (8,070,975)          (8,294,614)
Minority interest in net income of controlled
subsidiaries                                                         -             (458,996)            (458,996)
----------------------------------------------------------------------------------------------------------------------
Net investment income                                     $  2,869,876        $     355,317        $    3,225,193
Net realized gain                                            2,425,286                    -             2,425,286
Change in unrealized gain (loss)                           166,965,607            1,048,664           168,014,271
----------------------------------------------------------------------------------------------------------------------
Net increase in net assets from operations of
reportable segments                                       $172,260,769        $   1,403,981        $  173,664,750
----------------------------------------------------------------------------------------------------------------------

                                                            Tax-Managed
For the Three Months Ended                                    Growth               Real
June 30, 2002                                               Portfolio*            Estate                Total
----------------------------------------------------------------------------------------------------------------------
Revenue                                                    $    705,038          $ 9,179,952       $  9,884,990
Interest expense on mortgages                                         -           (3,584,061)        (3,584,061)
Interest expense on Credit Facility                                   -             (349,353)          (349,353)
Interest expense on swap contracts                                    -             (414,122)          (414,122)
Operating expenses                                              (66,362)          (4,201,054)        (4,267,416)
Minority interest in net income of controlled
subsidiaries                                                          -             (369,566)          (369,566)
----------------------------------------------------------------------------------------------------------------------
Net investment income                                      $    638,676          $   261,796       $    900,472
Net realized loss                                            (2,043,241)                   -         (2,043,241)
Change in unrealized gain (loss)                            (59,171,661)          (2,824,306)       (61,995,967)
----------------------------------------------------------------------------------------------------------------------
Net decrease in net assets from operations of
reportable segments                                        $(60,576,226)         $(2,562,510)      $(63,138,736)
----------------------------------------------------------------------------------------------------------------------

                                                            Tax-Managed
For the Six Months Ended                                       Growth                Real
June 30, 2003                                                Portfolio*             Estate                Total
----------------------------------------------------------------------------------------------------------------------
Revenue                                                     $  6,009,445         $ 34,653,882          $ 40,663,327
Interest expense on mortgages                                          -          (13,158,882)          (13,158,882)
Interest expense on Credit Facility                                    -           (1,406,562)           (1,406,562)
Interest expense on swap contracts                                     -           (2,182,638)           (2,182,638)
Operating expenses                                              (419,053)         (15,964,270)          (16,383,323)
Minority interest in net income of controlled
subsidiaries                                                           -             (973,697)             (973,697)
----------------------------------------------------------------------------------------------------------------------
Net investment income                                       $  5,590,392         $    967,833          $  6,558,225
Net realized loss                                             (2,920,634)                   -            (2,920,634)
    Change in unrealized gain (loss)                         109,175,976            6,177,558           115,353,534
----------------------------------------------------------------------------------------------------------------------
Net increase in net assets from operations of
reportable segments                                         $111,845,734         $  7,145,391          $118,991,125
----------------------------------------------------------------------------------------------------------------------

                                                               Tax-Managed
For the Period Ended                                             Growth                 Real
June 30, 2002(1)                                                Portfolio*             Estate                Total
----------------------------------------------------------------------------------------------------------------------
Revenue                                                       $     716,287          $11,030,606         $ 11,746,893
Interest expense on mortgages                                             -           (4,339,276)          (4,339,276)
Interest expense on Credit Facility                                       -             (387,912)            (387,912)
Interest expense on swap contracts                                        -             (453,709)            (453,709)
Operating expenses                                                 (73,937)           (5,022,475)          (5,096,412)
Minority interest in net income of controlled
subsidiaries                                                              -             (439,222)            (439,222)
----------------------------------------------------------------------------------------------------------------------
Net investment income                                         $     642,350          $   388,012         $  1,043,912
Net realized loss                                                (2,018,261)                   -           (2,018,261)
Change in unrealized gain (loss)                                (62,139,774)          (4,589,150)         (66,728,924)
----------------------------------------------------------------------------------------------------------------------
Net decrease in net assets from operations of
reportable segments                                           $( 63,515,685)         $(4,201,138)        $(67,716,823)
----------------------------------------------------------------------------------------------------------------------

*Belrose Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

(1) For the period from the start of business, March 19, 2002, to June 30, 2002.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                               Three Months      Three Months
                                                  Ended              Ended        Six Months Ended      Period Ended
                                              June 30, 2003      June 30, 2002      June 30, 2003     June 30, 2002 (1)
                                             ----------------------------------------------------------------------------
Revenue:
  Revenue from reportable segments             $ 20,400,486       $  9,884,990       $ 40,663,327       $   11,746,893
  Unallocated revenue                                 4,572              1,103              7,812                1,103
                                             ----------------------------------------------------------------------------
Total revenue                                  $ 20,405,058       $  9,886,093       $ 40,671,139       $   11,747,996
                                             ----------------------------------------------------------------------------
Net increase (decrease) in net assets from
  operations:
  Net increase (decrease) in net assets
     from operations of reportable segments
                                               $173,664,750       $(63,138,736)      $118,991,125       $(67,716,823)
  Unallocated revenue                                 4,572              1,103              7,812              1,103
  Unallocated expenses **                          (878,121)          (341,238)        (1,637,733)        (1,044,535)
                                             ----------------------------------------------------------------------------
Total net increase (decrease) in net
  assets from operations                       $172,791,201       $(63,478,871)      $117,361,204       $(68,760,255)
                                             ----------------------------------------------------------------------------

** Unallocated expenses include costs of Belrose Capital to operate the Fund such as servicing and distribution fees as well as other miscellaneous administrative costs of Belrose Capital.

(1) For the period from the start of business, March 19, 2002, to June 30, 2002.

                                                         Tax-Managed Growth           Real
June 30, 2003                                                 Portfolio*             Estate                Total
-------------------------------------------------------------------------------------------------------------------------
Segment assets                                             $1,450,899,286        $541,691,505        $1,992,590,791
Segment liabilities                                                     -         551,344,722           551,344,722
-------------------------------------------------------------------------------------------------------------------------
Net assets of reportable segments                          $1,450,899,286        $ (9,653,217)       $1,441,246,069
-------------------------------------------------------------------------------------------------------------------------

At December 31, 2002
-------------------------------------------------------------------------------------------------------------------------
Segment assets                                             $1,264,314,536        $524,810,142        $1,789,124,678
Segment liabilities                                                     -         541,343,349           541,343,349
-------------------------------------------------------------------------------------------------------------------------
Net assets of reportable segments                          $1,264,314,536        $(16,533,207)       $1,247,781,329
-------------------------------------------------------------------------------------------------------------------------

*Belrose Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

                                                                                                        Period Ended
                                                                                    June 30, 2003       December 31,
                                                                                                          2002 (2)
                                                                                  --------------------------------------
Net assets:
  Net assets of reportable segments                                                 $1,441,246,069     $1,241,781,329
  Unallocated cash                                                                         912,432          2,083,049
  Short-term investments                                                                 1,402,053                  -
  Other assets                                                                                   -                  -
  Loan payable - Credit Facility                                                       (11,781,000)        (7,765,000)
  Other liabilities                                                                       (104,445)           (97,723)
                                                                                  --------------------------------------
Total net assets                                                                    $1,431,675,109     $1,242,001,655
                                                                                  --------------------------------------

(2) For the period from the start of business, March 19, 2002, to December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2003 COMPARED TO THE QUARTER ENDED JUNE 30, 2002

PERFORMANCE OF THE FUND.(1) The Fund's total return was 13.63% for the quarter ended June 30, 2003. This return reflects an increase in the Fund's net asset value per share from $73.42 to $83.43 during the period. For comparison, the Standard & Poor's 500 Index (the S&P 500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of 15.39% over the same period. The performance of the Fund exceeded that of Tax-Managed Growth Portfolio (the Portfolio) by approximately 0.09% during the period. Last year, the Fund had a total return performance of -12.44% for the quarter ended June 30, 2002. This return reflected a decrease in the Fund's net asset value per share from $98.16 to $85.95 during the period. For comparison, the S&P 500 had a total return of -13.39% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.80% during that period.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the quarter ended June 30, 2003 was 13.54% compared to the 15.39% return achieved by the S&P 500 over the same period. The S&P 500 enjoyed a strong rally in the quarter, posting its best quarterly return since the fourth quarter of 1998. Encouraging fiscal and monetary policies, resilient consumer spending and positive earnings momentum contributed to the market's strength during the period. In general, small capitalization stocks outperformed large capitalization holdings during the quarter and value investing outperformed growth, a continuing theme from the same period last year. The total return of the Portfolio for the quarter ended June 30, 2002 was -11.64%.

The performance of the Portfolio trailed the performance of the S&P 500 during the quarter ended June 30, 2003 primarily due to the Portfolio's relatively more defensive tilt and its de-emphasis of stocks considered by the Portfolio's investment adviser, Boston Management and Research (Boston Management), to be of lower quality. Higher volatility, lower quality stocks exhibited strong momentum across most industry groups during the period.

The Portfolio's sector allocation during the quarter remained very similar to its positioning relative to the S&P 500 during the year ended December 31, 2002, with no major sector or industry shifts. The Portfolio's exposure to pharmaceuticals in the health care sector and media investments in the consumer discretionary sector was particularly beneficial to the Portfolio's performance during the quarter.

Boston Management remained cautious in the technology and telecommunications sectors during the quarter, maintaining an underweight allocation comparable to the same period a year ago. The Portfolio continued its de-emphasis of stocks in the semiconductor equipment, peripherals, and wireless telecommunication industries. This posture has added to performance over longer time periods and during the same period a year ago, but hindered the Portfolio's performance during the second quarter of 2003.

The Portfolio's overweight of the industrials sector in the areas of airfreight logistics and aerospace and defense, another continuing theme from last year, detracted from quarterly results, but has positively contributed to the Portfolio's longer-term returns. The Portfolio's continued de-emphasis of the utilities and materials sectors and the quality of its stock selection in those sectors was beneficial to performance during the quarter.

(1)Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost. Comparison to the S&P 500 is for reference only. It is not possible to invest directly in an index.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate operations are conducted primarily through Real Estate Joint Ventures that are majority-owned by Belrose Realty Corporation (Belrose Realty), a controlled subsidiary of the Fund. During the quarter ended June 30, 2003, the Fund's real estate operations continued to be impacted by weaker multifamily market fundamentals, as well as the uncertain outlook for the U.S. economy. In addition, the Fund's acquisition of interests in additional Real Estate Joint Ventures in 2002 increased the number of properties held by the Fund through Real Estate Joint Ventures during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

Rental income from real estate operations increased to $16.1 million for the quarter ended June 30, 2003 compared to $9.1 million for the quarter ended June 30, 2002, an increase of $7.0 million or 77%. This increase is principally attributable to the greater number of properties held through Real Estate Joint Ventures for the quarter ended June 30, 2003. Rental income was negatively affected by increased rent concessions or reduced apartment rental rates and lower occupancy levels at properties owned by the Fund's Real Estate Joint Ventures during the quarter.

Property operating expenses totaled $7.3 million for the quarter ended June 30, 2003 compared to $3.8 million for the quarter ended June 30, 2002, an increase of $3.5 million or 92% (property operating expenses are before debt service and certain operating expenses of Belrose Realty of approximately $0.8 million for the quarter ended June 30, 2003 and approximately $0.4 million for the quarter ended June 30, 2002). The increase in operating expenses was principally due to the greater number of Real Estate Joint Ventures held during the quarter ended June 30, 2003. Given the continued uncertain outlook for the U.S. economy as a whole, Boston Management, Belrose Realty's manager, expects that real estate operating results in 2003 for each of the Real Estate Joint Ventures will continue to be modestly below the levels of 2002.

At June 30, 2003, the estimated fair value of the real properties held through Belrose Realty was $471.8 million compared to $299.6 million at June 30, 2002, an increase of $172.2 million or 57%. The increase in real property value was primarily due to the greater number of Real Estate Joint Ventures held during the quarter ended June 30, 2003. Estimated real property values also increased modestly at June 30, 2003 as the result of declines in capitalization rates in a lower-return environment. Declines in capitalization rates more than offset the impact on property values of lower income level expectations. The Fund saw unrealized appreciation in the estimated fair value of its other real estate investments (which includes Real Estate Joint Ventures) of approximately $3.1 million during the quarter ended June 30, 2003 compared to approximately $0.3 million in unrealized depreciation during the quarter ended June 30, 2002.

For the quarter ended June 30, 2003, the Fund's investments in Partnership Preference Units continued to benefit from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities. In addition, because the Fund acquired additional Partnership Preference Units over the past twelve months, the estimated fair value of the Fund's Partnership Preference Units has increased. At June 30, 2003, the estimated fair value of the Fund's Partnership Preference Units totaled $57.1 million compared to $3.7 million at June 30, 2002, an increase of $53.4 million. The increase in value, due principally to the greater number of Partnership Preference Units held at June 30, 2003, also reflects increases in the per unit value of the Partnership Preference Units held by the Fund. The Fund saw unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $2.2 million during the quarter ended June 30, 2003 compared to unrealized appreciation of approximately $0.1 million during the quarter ended June 30, 2002. Dividends received from Partnership Preference Units for the quarter ended June 30, 2003 totaled $1.2 million compared to $0.1 million for the quarter ended June 30, 2002, an increase of $1.1 million. The increase was due to a larger number of Partnership Preference Units being held during the quarter ended June 30, 2003.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended June 30, 2003, interest rate swap agreement values depreciated by $4.3 million, compared to a decline for the three months ended June 30, 2002 of $2.6 million. The depreciation was caused by declines in swap rates during the periods. The increased size of the Fund's swap agreement portfolio contributed to the higher depreciation during the period ended June 30, 2003.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2003 COMPARED TO THE PERIOD ENDED JUNE 30, 2002

PERFORMANCE OF THE FUND. The Fund's total return was 8.62% for the six months ended June 30, 2003. This return reflects an increase in the Fund's net asset value per share from $76.86 to $83.43 and a distribution of $0.05 per share during the period. For comparison, the S&P 500 had a total return of 11.75% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.43% during the period. Last year, the Fund had a total return performance of -14.05% for the period from the start of business, March 19, 2002, to June 30, 2002. This return reflected a decrease in the Fund's net asset value per share from $100.00 to $85.95. For comparison, the S&P 500 had a total return of -14.67% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 1.14% for the period from the start of business, March 19, 2002, to June 30, 2002.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the six months ended June 30, 2003 was 8.19% compared to the 11.75% return achieved by the S&P 500 over the same period. Market performance during the first six months of 2003 remained volatile, but markets proved resilient, achieving impressive returns and positively concluding the first half of the year. War angst, questionable economic recovery, and the SARS outbreak were just a few of the factors contributing to increased volatility and unsettled investor sentiment during the period. During the second quarter of 2003, an easing of geopolitical concerns, positive consumer data, a strong housing market, and a low interest rate environment provided significant support and a boost to the equity markets. The Portfolio's total return for the quarter ended June 30, 2002 was -10.94%.

The Portfolio's performance trailed the S&P 500 in the first six months of 2003, mostly due to its lower exposure to higher volatility, lower quality stocks, which were the strongest price performers during the first six months of 2003. Despite this short-term performance, the Portfolio is committed to its investment strategy of seeking quality stocks that are reasonably priced in relation to their fundamental value.

Boston Management continued to de-emphasize health care investments during the period, a directional move initiated last year that has been positive for the Portfolio's relative returns. Boston Management continued to emphasize industrial company investments, especially in the airfreight logistics and aerospace and defense areas, which has helped the Portfolio's longer-term record, but detracted from first half results. The Portfolio also maintained an overweight stance in the consumer discretionary and consumer staples sectors during the period, as it did in the first half of 2002.

Lack of earning visibility during the period reinforced the Portfolio's cautious weighting in the telecommunications and information technology sectors. Both of the aforementioned sectors were de-emphasized last year as well. The Portfolio's underweight of diversified telecommunication service and software holdings relative to the S&P 500 was particularly beneficial to relative performance in the first half of 2003. Boston Management also continued to underweight the Portfolio's exposure to the materials and utilities sectors, a similar stance to last year's allocation.

PERFORMANCE OF REAL ESTATE INVESTMENTS. For the six months ended June 30, 2003, rental income from real estate operations increased to $32.4 million compared to $10.9 million for the period from the start of business, March 19, 2002, to June 30, 2002, an increase of $21.5 million or 197%. Property operating expenses totaled $14.3 million for the six months ended June 30, 2003 compared to $4.5 million for the period from the start of business, March 19, 2002, to June 30, 2002, an increase of $9.8 million or 218% (property operating expenses are before debt service and certain operating expenses of Belrose Realty of approximately $1.6 million for the six months ended June 30, 2003 and approximately $0.5 million for the period from the start of business, March 19, 2002, to June 30, 2002).

The increases in rental income and operating expenses during the period were principally due to the greater number of Real Estate Joint Ventures held through Belrose Realty (and the longer period of time for which investments in such Joint Ventures were held) during the six months ended June 30, 2003 compared to during the period from the start of business, March 19, 2002, to June 30, 2002. As in 2002, Real Estate Joint Venture operations during the period ended June 30, 2003 were affected by weaker multifamily market fundamentals in most regions with lower occupancy levels and increased rent concessions.

At June 30, 2003, the estimated fair value of the real properties held through Belrose Realty was $471.8 million compared to $299.6 million at June 30, 2002, an increase of $172.2 million or 57%. The increase in real property value was primarily due to the greater number of Real Estate Joint Ventures held at June 30, 2003. Estimated real property values also increased modestly at June 30, 2003 as the result of declines in capitalization rates in a lower-return environment. Declines in capitalization rates more than offset the impact on property values of lower income level expectations. The Fund saw unrealized appreciation in the estimated fair value of its other real estate investments of approximately $3.9 million during the six months ended June 30, 2003 compared to unrealized depreciation of approximately $2.0 million during the period from the start of business, March 19, 2002, to June 30, 2002.

For the six months ended June 30, 2003, the Fund's investments in Partnership Preference Units continued to benefit from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities. Because the Fund acquired Partnership Preference Units over the past year, the estimated fair value of the Fund's Partnership Preference Units has increased. At June 30, 2003, the estimated fair value of the Fund's Partnership Preference Units totaled $57.1 million compared to $3.7 million at June 30, 2002, an increase of $53.4 million. The increase in value, due principally to the greater number of Partnership Preference Units held at June 30, 2003, was also a result of increases in values per unit of the Partnership Preference Units held by the Fund during the period. The Fund saw unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $7.2 million during the six months ended June 30, 2003 compared to unrealized appreciation of approximately $0.1 million for the period from the start of business, March 19, 2002, to June 30, 2002. Dividends received from Partnership Preference Units for the six months ended June 30, 2003 totaled $2.2 million compared to $0.1 million for the period from the start of business, March 19, 2002, to June 30, 2002, an increase of $2.1 million. The increase was primarily due to a larger number of Partnership Preference Units held during the first half of 2003.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the six months ended June 30, 2003, interest rate swap agreement values depreciated by approximately $4.9 million due to a decline in swap rates during the period. For the period from the start of business, March 19, 2002, to June 30, 2002, valuations of interest rate swap agreements depreciated by approximately $2.7 million, also due to swap rate declines.

LIQUIDITY AND CAPITAL RESOURCES

Effective July 15, 2003, the Fund refinanced its Credit Facility with Merrill Lynch Mortgage Capital, Inc. by entering into new credit arrangements with DrKW Holdings, Inc. (DrKW) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the New Credit Facility), which together total $225 million. The New Credit Facility is secured by a pledge of the Fund's assets, excluding the assets of Bel Apartment Properties Trust, Katahdin Property Trust, LLC and Bel Communities Property Trust, and has a seven-year maturity. The New Credit Facility will expire in June 2010.

The New Credit Facility is primarily used to fund the Fund's equity in real estate investments and will continue to be used for such purpose in the future. The New Credit Facility also provides for selling commissions, organizational expenses and any short-term liquidity needs of the Fund. Under certain circumstances, the Fund may increase the size of the New Credit Facility and the amount of outstanding borrowings thereunder for these purposes.

The Fund has a $168 million credit arrangement with DrKW. Borrowings under the DrKW credit arrangement accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of July 15, 2003, outstanding borrowings under the DrKW credit arrangement totaled $168 million.

The Fund has a $57 million credit arrangement with MLMC, including up to $10 million under letters of credit. Borrowings under the MLMC credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of July 15, 2003, outstanding borrowings under the MLMC credit arrangement totaled $0.3 million, with an additional $2.7 million outstanding under a letter of credit. The unused loan commitment amount totaled approximately $54 million. A commitment fee of 0.10% per annum is paid on the unused commitment amount. The Fund pays all fees associated with issuing the letters of credit.

The Fund has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding swap agreements, changes in the underlying values of the swaps are recorded as unrealized gains or losses.

As of June 30, 2003 and June 30, 2002, the unrealized depreciation related to the interest rate swap agreements was $16.5 and $2.7 million, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Fund's discussion and analysis of its financial condition and results of operations are based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Fund bases these estimates, judgments and assumptions on historical experience and on other various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Fund's critical accounting policies affect the Fund's more significant estimates and assumptions used in valuing the Fund's real estate investments and interest rate swap agreements. Prices are not readily available for these types of investments and therefore they are valued on an ongoing basis by Boston Management, in its capacity as manager of Belrose Realty, in the case of the real estate investments, and in its capacity as the Fund's investment adviser, in the case of the interest rate swap agreements.

In estimating the value of the Fund's investments in real estate, Boston Management takes into account relevant factors, data and information, including, with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated fair values, which represent the amount at which the investments could be sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Detailed investment valuations are performed at least annually and reviewed periodically. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. Given that such valuations include many assumptions, including but not limited to the assumption that the investment could be sold in a transaction between willing parties, values may differ from amounts ultimately realized. Boston Management, as the Fund's investment adviser, determines the value of interest rate swaps, and, in doing so, may consider among other things, dealer and counter-party quotes and pricing models.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The value of Partnership Preference Units and, to a lesser degree, other real estate investments is sensitive to interest rate risk. Increases in interest rates generally will have an adverse affect on the value of Partnership Preference Units and other real estate investments.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 5 to the Fund's unaudited condensed consolidated financial statements in Item 1 above.

                           Interest Rate Sensitivity
           Cost, Principal (Notional) Amount by Contractual Maturity
                      For the Twelve Months Ended June 30,

                                                                                                                       Estimated
                                          2004-2006      2007       2008         Thereafter           Total            Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
----------------------------------------
Long-term debt:
----------------------------------------
Fixed-rate mortgages                                                            $344,219,483      $344,219,483        $390,000,000

Average interest rate                                                                   7.53%             7.53%
----------------------------------------
Variable-rate Credit Facility                        $168,300,000                                 $168,300,000        $168,300,000

Average interest rate                                        1.50%                                        1.50%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative financial
instruments:
----------------------------------------
Pay fixed/receive variable interest rate
swap contracts                                       $150,220,000               $146,672,000      $296,892,000        $(16,495,158)

Average pay rate                                             4.59%                      6.37%             5.47%

Average receive rate                                         1.50%                      1.50%             1.50%
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       Estimated
                                          2004-2006      2007       2008         Thereafter           Total            Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
------------------------------------------
Fixed-rate Partnership Preference Units:
------------------------------------------
Essex Portfolio, L.P., 7.875% Series B
Cumulative Redeemable Preferred Units,
Callable 2/6/03, Current Yield: 8.03%                                           $ 16,616,170      $ 16,616,170        $ 19,608,880

Kilroy Realty, L.P., 8.075% Series A
Cumulative Redeemable Preferred Units,
Callable 2/06/03, Current Yield: 8.79%                                          $ 15,898,220      $ 15,898,220        $ 18,377,880

Prentiss Properties Acquisition
Partners, L.P., 8.30% Series B
Cumulative Redeemable Perpetual
Preferred Units, Callable 6/25/03,
Current Yield: 8.41%                                                            $ 16,519,510      $ 16,519,510        $ 19,068,134

ITEM 4.  CONTROLS AND PROCEDURES.

Eaton Vance Management (Eaton Vance), as the Fund's manager, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund's disclosure controls and procedures were effective. There were no changes in the Fund's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

As the Fund's manager, the complete and entire management, control and operation of the Fund are vested in Eaton Vance. The Fund's organizational structure does not provide for a board of directors or a board audit committee. As such, the Fund's Chief Executive Officer and Chief Financial Officer intend to report to Eaton Vance any significant deficiency in the design or operation of internal control over financial reporting which could adversely affect the Fund's ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Although  in the  ordinary  course of  business,  the Fund,  Belrose  Realty and
Belrose Realty's controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended June 30, 2003.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)       The  following  is a list of all  exhibits  filed as part of this Form
          10-Q:

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)       Reports on Form 8-K:

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on August 14, 2003.




                                        BELROSE CAPITAL FUND LLC


                                        /s/ Michelle A. Alexander
                                        ------------------------
                                        Michelle A. Alexander
                                        Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002