Form 10-Q
period 2003-09-30
BELROSE CAPITAL FUND LLC
filed 2003-11-10
CIK 1170304

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003
                                               ------------------
                          Commission File No. 000-50258
                                              ---------


                            Belrose Capital Fund LLC
                            ------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                04-3613468
               --------                                ----------
        (State of organization)          ( I.R.S. Employer Identification No.)


         The Eaton Vance Building
             255 State Street
          Boston, Massachusetts                          02109
          ---------------------                          -----
(Address of principal executive offices)              (Zip Code)


    Registrant's telephone number:                    617-482-8260
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

                                   YES [ ]      NO [X]

                            BELROSE CAPITAL FUND LLC
                               Index to Form 10-Q

                                                                           Page
PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                         3

         Condensed Consolidated Statements of Assets and Liabilities
         as of September 30, 2003 (Unaudited) and December 31, 2002          3

         Condensed Consolidated Statements of Operations (Unaudited)
         for the Three Months Ended September 30, 2003 and 2002 and
         for the Nine Months Ended September 30, 2003 and the Period
         from the Start of Business, March 19, 2002, to September 30,
         2002                                                                4

         Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Nine Months Ended September 30, 2003 and
         for the Period from the Start of Business, March 19, 2002, to
         September 30, 2002                                                  6

         Condensed Consolidated Statements of Cash Flows (Unaudited) for
         the Nine Months Ended September 30, 2003 and for the Period from
         the Start of Business, March 19, 2002, to September 30, 2002        7

         Financial Highlights (Unaudited) for the Nine Months Ended
         September 30, 2003                                                  9

         Notes to Condensed Consolidated Financial Statements as of
         September 30, 2003 (Unaudited)                                     10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         20

Item 4.  Controls and Procedures                                            22

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  22

Item 2.  Changes in Securities and Use of Proceeds                          22

Item 3.  Defaults Upon Senior Securities                                    22

Item 4.  Submission of Matters to a Vote of Security Holders                22

Item 5.  Other Information                                                  22

Item 6.  Exhibits and Reports on Form 8-K                                   22

SIGNATURES                                                                  24

EXHIBIT INDEX                                                               25

PART I.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities
                                                 September 30,
                                                     2003           December 31,
                                                  (Unaudited)          2002
                                                 -------------      ------------
Assets:
 Investment in Belvedere Capital Fund
  Company LLC (Belvedere Capital)                $1,483,730,463   $1,264,314,536
 Investment in Partnership Preference Units          56,765,736       41,849,305
 Investment in other real estate                    473,304,865      470,597,295
 Short-term investments                               1,091,036                -
                                                 --------------   --------------
Total investments                                $2,014,892,100   $1,776,761,136
 Cash                                                 7,866,909        7,214,141
 Escrow deposits - restricted                         2,589,328        3,239,060
 Dividends and interest receivable                      400,974          440,053
 Other assets                                         3,254,207        3,553,337
                                                 --------------   --------------
Total assets                                     $2,029,003,518   $1,791,207,727
                                                 --------------   --------------

Liabilities:
 Loan payable - Credit Facility                  $  171,300,000   $  155,300,000
 Mortgages payable                                  344,219,483      344,219,483
 Payables for Fund Shares redeemed                       34,674                -
 Open interest rate swap agreements, at value        12,183,246       11,552,842
 Security deposits                                    1,002,540        1,012,016
 Swap interest payable                                  154,544          129,883
 Accrued expenses:
  Interest expense                                    2,297,396        2,438,911
  Property taxes                                      3,672,028        2,575,189
  Other expenses and liabilities                      1,499,024        2,546,403
 Minority interests in controlled subsidiaries       27,575,513       29,431,345
                                                 --------------   --------------
Total liabilities                                $  563,938,448   $  549,206,072
                                                 --------------   --------------

Net assets                                       $1,465,065,070   $1,242,001,655

                                                 --------------   --------------
Shareholders' Capital                            $1,465,065,070   $1,242,001,655
                                                 --------------   --------------

Shares outstanding                                   17,126,971       16,160,271
                                                 --------------   --------------

Net asset value and redemption price per Share   $        85.54   $        76.86

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                          Three Months      Three Months      Nine Months
                                                             Ended             Ended             Ended         Period Ended
                                                          September 30,     September 30,     September 30,    September 30,
                                                             2003              2002              2003              2002*
                                                          -------------     -------------     -------------    -------------
Investment Income:
 Dividends allocated from Belvedere Capital
  (net of foreign taxes of $44,519, $23,870,
  $195,966 and $44,140, respectively)                     $  5,318,515      $  2,506,725      $ 15,125,124     $  3,868,211
 Interest allocated from Belvedere Capital                      44,016            60,388           290,984           92,903
 Expenses allocated from Belvedere Capital                  (2,276,006)       (1,111,602)       (6,320,138)      (1,789,316)
                                                          -------------     -------------     -------------    -------------
 Net investment income allocated from
  Belvedere Capital                                       $  3,086,525      $  1,455,511      $  9,095,970     $  2,171,798
 Rental income                                              16,072,897        10,755,114        48,493,177       21,637,946
 Dividends from Partnership Preference Units                 1,198,456           794,707         3,393,494          919,588
 Interest                                                       24,312            24,277            70,688           48,273
                                                          ------------      ------------      ------------     ------------
Total investment income                                   $ 20,382,190      $ 13,029,609      $ 61,053,329     $ 24,777,605
                                                          ------------      ------------      ------------     ------------

Expenses:
 Investment advisory and administrative fees              $  1,284,136      $    687,489     $   3,652,975     $  1,150,317
 Property management fees                                      640,785           430,815         1,942,519          869,759
 Distribution and servicing fees                               731,562           345,130         2,028,314          560,581
 Interest expense on mortgages                               6,579,654         4,243,268        19,738,536        8,582,544
 Interest expense on Credit Facility                           653,188           594,072         2,133,780        1,002,400
 Interest expense on swap agreements                         1,189,097           682,741         3,371,735        1,136,450
 Property and maintenance expenses                           4,795,722         2,793,259        13,523,760        5,531,643
 Property taxes and insurance                                1,721,795         1,538,125         6,038,108        2,901,026
 Organizational expenses                                             -            16,968                 -          685,324
 Miscellaneous                                                 279,318           234,265           865,029          577,236
                                                          ------------      ------------      ------------     ------------
Total expenses                                            $ 17,875,257      $ 11,566,132      $ 53,294,756     $ 22,997,280

Deduct-
 Reduction of investment advisory
  and administrative fees                                      372,161           177,576         1,022,522          286,880
                                                          ------------      ------------      ------------     ------------
Net expenses                                              $ 17,503,096      $ 11,388,556      $ 52,272,234     $ 22,710,400
                                                          ------------      ------------      ------------     ------------
Net investment income before
 minority interests in net income of
 controlled subsidiaries                                  $  2,879,094      $  1,641,053      $  8,781,095     $  2,067,205
Minority interests in net income
 of controlled subsidiaries                                   (526,835)         (424,481)       (1,500,532)        (863,703)
                                                          -------------     -------------     -------------    -------------
Net investment income                                     $  2,352,259      $  1,216,572      $  7,280,563     $  1,203,502
                                                          -------------     -------------     -------------    -------------

*    For the period from start of  business,  March 19, 2002,  to September  30, 2002.


       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                          Three Months      Three Months      Nine Months
                                                             Ended             Ended             Ended         Period Ended
                                                          September 30,     September 30,     September 30,    September 30,
                                                             2003              2002              2003              2002*
                                                          -------------     -------------     -------------    -------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions from Belvedere
  Capital  (identified cost basis)                        $  1,072,597     $ (11,402,524)     $ (1,848,037)    $ (13,420,785)
                                                          ------------     --------------     -------------    --------------
Net realized gain (loss)                                  $  1,072,597     $ (11,402,524)     $ (1,848,037)    $ (13,420,785)
                                                          ------------     --------------     -------------    --------------

Change in unrealized appreciation
 (depreciation) -
  Investment in Belvedere Capital
   (identified cost basis)                                $ 29,866,436     $ (96,759,842)     $139,042,412     $(158,899,616)
  Investments in Partnership Preference Units
   (identified cost basis)                                    (289,158)          882,842         6,882,831           987,612
  Investments in other real estate
   (net of minority interests in unrealized
   gain (loss) of controlled subsidiaries of
   $1,186,107, $756,424, $(3,462,083)
   and $946,235, respectively)                              (1,125,102)         (756,424)        2,822,783        (2,744,572)
  Interest rate swap agreements                              4,311,912        (7,761,968)         (630,404)      (10,467,740)
                                                          -------------    --------------     -------------    --------------
Net change in unrealized appreciation
 (depreciation)                                           $ 32,764,088     $(104,395,392)     $148,117,622     $(171,124,316)
                                                          ------------     --------------     ------------     --------------

Net realized and unrealized gain (loss)                   $ 33,836,685     $(115,797,916)     $146,269,585     $(184,545,101)
                                                          ------------     --------------     ------------     --------------

Net increase (decrease) in net assets from
   operations                                             $ 36,188,944     $(114,581,344)     $153,550,148     $(183,341,599)
                                                          ============     ==============     ============     ==============

*    For the period from start of  business,  March 19, 2002,  to September  30, 2002.

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

                                              Nine Months
                                                 Ended           Period Ended
                                              September 30,      September 30,
                                                 2003                 2002*
                                          -------------------    -------------
Increase (Decrease) in Net Assets:
 Net investment income                      $    7,280,563       $   1,203,502
 Net realized loss from investment
  transactions                                  (1,848,037)        (13,420,785)
 Net change in unrealized appreciation
  (depreciation) of investments                148,117,622        (171,124,316)
                                            ---------------      --------------
Net increase (decrease) in net assets
 from operations                            $  153,550,148       $(183,341,599)
                                            --------------       --------------

Transactions in Fund Shares -
 Investment securities contributed          $   95,047,136       $ 935,665,736
 Less - Selling commissions                       (325,083)         (4,284,627)
                                            ---------------      --------------
 Net contributions                          $   94,722,053       $ 931,381,109
 Net asset value of Fund Shares issued to
  Shareholders in payment of distributions
  declared                                  $      348,050       $           -
 Net asset value of Fund Shares redeemed       (24,748,822)         (4,028,564)
                                            ---------------      --------------
Net increase in net assets from Fund Share
 transactions                               $   70,321,281       $ 927,352,545
                                            ---------------      --------------

Distributions -
 Distributions to Shareholders              $     (808,014)      $           -
                                            ---------------      --------------
Total distributions                         $     (808,014)      $           -
                                            ---------------      ---------------

Net increase in net assets                  $  223,063,415       $ 744,010,946

Net assets:
 At beginning of period                     $1,242,001,655       $           -
                                            --------------       --------------
 At end of period                           $1,465,065,070       $ 744,010,946
                                            ==============       ==============

* For the period from start of business, March 19, 2002, to September 30, 2002.

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                   Nine Months
                                                                                      Ended            Period Ended
                                                                                  September 30,        September 30,
                                                                                      2003                 2002*
                                                                                  -------------        -------------
Cash Flows From (For) Operating Activities -
Net increase (decrease) in net assets from operations                             $ 153,550,148        $(183,341,599)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows for operating activities -
  Net investment income allocated from Belvedere Capital                             (9,095,970)          (2,171,798)
  Decrease in escrow deposits                                                           649,732              897,219
  Decrease (increase) in other assets                                                   299,130             (148,657)
  Decrease (increase) in dividends and interest receivable                               39,079             (401,084)
  Increase in interest payable for open swap agreements                                  24,661               96,117
  (Decrease) increase in security deposits, accrued interest and
   other expenses and liabilities                                                    (1,198,370)             678,830
  Increase in accrued property taxes                                                  1,096,839            1,608,133
  Purchases of Partnership Preference Units                                          (8,033,600)         (33,135,680)
  Payments for investments in other real estate                                               -          (64,553,951)
  Cash assumed in connection with acquisition of other
   real estate                                                                                -            3,625,569
  Improvements to rental property                                                    (3,346,868)          (1,241,643)
  Increase in short-term investments                                                 (1,091,036)                   -
  Net decrease (increase) in investment in Belvedere Capital                          1,651,420           (1,087,522)
  Increase in minority interest                                                               -              210,000
  Minority interests in net income of controlled subsidiaries                         1,500,532              863,703
  Net realized loss from investment transactions                                      1,848,037           13,420,785
  Net change in unrealized (appreciation) depreciation of investments              (148,117,622)         171,124,316
                                                                                  --------------      ---------------
Net cash flows for operating activities                                           $ (10,223,888)      $  (93,557,262)
                                                                                  --------------      ---------------

Cash Flows From (For) Financing Activities -
 Proceeds from Credit Facility                                                    $  16,000,000       $  105,500,000
 Payments on behalf of investors (selling commissions)                                 (325,083)          (4,284,627)
 Payments for Fund Shares redeemed                                                   (4,444,014)          (1,250,646)
 Distributions paid to minority shareholders                                                  -             (160,007)
 Distributions paid to Shareholders                                                    (459,964)                   -
 Capital contributed to controlled subsidiaries                                         105,717                    -
                                                                                  --------------      ---------------
Net cash flows from financing activities                                          $  10,876,656       $   99,804,720
                                                                                  --------------      ---------------

Net increase in cash                                                              $     652,768      $     6,247,458

Cash at beginning of period                                                       $   7,214,141      $             -
                                                                                  -------------      ---------------
Cash at end of period                                                             $   7,866,909      $     6,247,458
                                                                                  =============      ===============

* For the period from start of business, March 19, 2002, to September 30, 2002.

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                   Nine Months
                                                                                      Ended            Period Ended
                                                                                  September 30,        September 30,
                                                                                      2003                 2002*
                                                                                  -------------        -------------
Supplemental Disclosure and Non-cash Investing and
 Financing Activities -
  Securities contributed by Shareholders, invested in
   Belvedere Capital                                                              $  95,047,136        $ 935,665,736
  Interest paid on loan - Credit Facility                                         $   2,190,433        $     688,310
  Interest paid on mortgages                                                      $  19,428,610        $   7,084,355
  Interest paid on swap agreements                                                $   3,347,074        $   1,040,333
  Market value of securities distributed in payment of
   redemptions                                                                    $  20,270,134        $   2,777,918
  Market value of real property and other assets, net
   of current liabilities, assumed in conjunction with
   acquisition of other real estate                                               $           -        $ 317,807,773
  Mortgage assumed in conjunction with acquisition of
   other real estate                                                              $           -        $ 223,219,483

*    For the period from start of  business,  March 19, 2002,  to September  30, 2002.

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of September 30, 2003
Condensed Consolidated Financial Statements (Continued)

FINANCIAL HIGHLIGHTS (UNAUDITED)

For the Nine Months Ended September 30, 2003
--------------------------------------------------------------------------------
Net asset value - Beginning of period                                  $ 76.860
--------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
--------------------------------------------------------------------------------
Net investment income (6)                                              $  0.428
Net realized and unrealized gain                                          8.302
--------------------------------------------------------------------------------
TOTAL INCOME FROM OPERATIONS                                           $  8.730

DISTRIBUTIONS
--------------------------------------------------------------------------------
Distributions to Shareholders                                          $(0.050)
--------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                                    $(0.050)
--------------------------------------------------------------------------------

NET ASSET VALUE - END OF PERIOD                                        $85.540
--------------------------------------------------------------------------------

TOTAL RETURN (1)                                                         11.36 %

                                             As a Percentage    As a Percentage
                                             of Average Net     of Average Gross
RATIOS                                         Assets (5)        Assets (2)(5)
--------------------------------------------------------------------------------
Expenses of Consolidated Real Property
 Subsidiaries
  Interest and other borrowing costs (7)        1.55% (8)          1.16% (8)
  Operating expenses (7)                        1.69% (8)          1.27% (8)
Belrose Capital Fund LLC Expenses
  Interest and other borrowing costs (4)        0.54% (8)          0.40% (8)
  Investment advisory and administrative
   fees, servicing fees and other Fund
   operating expenses (3)(4)                    1.13% (8)          0.85% (8)
                                              ----------------------------------
Total expenses                                  4.91% (8)          3.68% (8)

Net investment income                           0.71% (8)          0.53% (8)
--------------------------------------------------------------------------------

SUPPLEMENTAL DATA
--------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                        $  1,465,065
Portfolio Turnover of Tax-Managed Growth Portfolio
 (the Portfolio)                                                           14%
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

(8)  Annualized.

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of September 30, 2003
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2    Estate Freeze

Shareholders in Belrose Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 7.75% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. The existence of restructured Fund Shares does not adversely affect Shareholders who do not make an election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares. The allocation of Belrose Capital's net asset value per Share of $85.54 as of September 30, 2003, between Preferred and Common shares that have been restructured is as follows:

                                                     Per Share Value At
                                                     September 30, 2003
                                          --------------------------------------
                                           Preferred                     Common
          Date of Contribution             Shares                        Shares
--------------------------------------------------------------------------------
           February 19, 2003               $ 73.43                       $ 12.11

3    Investment Transactions

The following table summarizes the Fund's investment transactions for the nine months ended September 30, 2003 and the period from the start of business, March 19, 2002, to September 30, 2002:

                                                 Nine Months Ended          Period Ended
       Investment Transaction                    September 30, 2003      September 30, 2002
-----------------------------------------------------------------------------------------------
Increases in investment in Belvedere Capital      $  95,047,136           $ 944,429,716
Decreases in investment in Belvedere Capital      $  21,921,554           $  10,454,376
Purchases of Partnership Preference Units (1)     $   8,033,600           $  33,135,680
Acquisitions of other real estate (2)             $           -           $  64,553,951

(1) Purchases of Partnership Preference Units during the nine months ended September 30, 2003 and the period from the start of business, March 19, 2002, to September 30, 2002, represent Partnership Preference Units purchased from other funds sponsored by Eaton Vance Management (Eaton Vance).

(2) Acquisitions of other real estate investments represent Real Estate Joint Ventures purchased from other funds sponsored by Eaton Vance for the period from the start of business, March 19, 2002, to September 30, 2002.

4    Indirect Investment in Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Capital), for the nine months ended September 30, 2003 and for the period from the start of business, March 19, 2002, to September 30, 2002, including allocations of income and expenses for the respective periods then ended:


                                                                               Nine Months Ended         Period Ended
                                                                               September 30, 2003     September 30, 2002
--------------------------------------------------------------------------------------------------------------------------
Belvedere Capital's interest in the Portfolio (1)                               $  9,775,572,306        $  8,043,904,602
The Fund's investment in Belvedere Capital (2)                                  $  1,483,730,463        $    763,826,737
Income allocated to Belvedere Capital from the Portfolio                        $    102,346,416        $     64,163,061
Income allocated to the Fund from Belvedere Capital                             $     15,416,108        $      3,961,114
Expenses allocated to Belvedere Capital from the Portfolio                      $     31,352,609        $     22,903,987
Expenses allocated to the Fund from Belvedere Capital                           $      6,320,138        $      1,789,316
Realized loss allocated to Belvedere Capital from the Portfolio                 $    (10,803,952)       $   (549,816,840)
Realized loss allocated to the Fund from Belvedere Capital                      $     (1,848,037)       $    (13,420,785)
Change in unrealized appreciation (depreciation) allocated to Belvedere
 Capital from the Portfolio                                                     $    898,392,188        $ (2,273,134,307)
Change in unrealized appreciation (depreciation) allocated to the Fund
 from Belvedere Capital                                                         $    139,042,412        $   (158,899,616)
--------------------------------------------------------------------------------------------------------------------------

(1) As of September 30, 2003 and 2002, the value of Belvedere Capital's interest in the Portfolio represents 62.1% and 58.6% of the Portfolio's net assets, respectively.

(2) As of September 30, 2003 and 2002, the Fund's investment in Belvedere Capital represents 15.2% and 9.5% of Belvedere Capital's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at September 30, 2003, December 31, 2002 and September 30, 2002 and its operations for the nine months ended September 30, 2003, for the period from the Fund's start of business, March 19, 2002, to December 31, 2002 and for the period from the Fund's start of business, March 19, 2002, to September 30, 2002 follows:

                              September 30,     December 31,     September 30,
                                 2003             2002               2002
                             --------------------------------------------------
Investments, at value        $15,720,495,292   $14,544,149,182  $13,713,440,772
Other assets                      22,166,551        70,073,039       59,906,476
--------------------------------------------------------------------------------
Total assets                 $15,742,661,843   $14,614,222,221  $13,773,347,248
Total liabilities                    241,245        42,700,633       35,785,860
--------------------------------------------------------------------------------
Net assets                   $15,742,420,598   $14,571,521,588  $13,737,561,388
================================================================================
Dividends and interest       $   166,725,898   $   169,418,860  $   111,766,495
--------------------------------------------------------------------------------
Investment adviser fee       $    49,370,631   $    54,761,871  $    38,570,943
Other expenses                     1,730,334         2,016,295        1,395,167
--------------------------------------------------------------------------------
Total expenses               $    51,100,965   $    56,778,166  $    39,966,110
--------------------------------------------------------------------------------
Net investment income        $   115,624,933   $   112,640,694  $    71,800,385
Net realized losses              (17,942,587)     (344,617,301)    (388,526,801)

Net change in unrealized
 appreciation (depreciation)   1,449,036,078    (3,469,590,930)  (4,282,091,506)
--------------------------------------------------------------------------------
Net increase (decrease) in
 net assets from operations  $ 1,546,718,424   $(3,701,567,537) $(4,598,817,922)
--------------------------------------------------------------------------------

5    Interest Rate Swap Agreements

Belrose Capital has entered into current and forward interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belrose Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of September 30, 2003 and December 31, 2002, Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc., as listed below.

            Notional                                            Unrealized        Unrealized
             Amount                                            Depreciation      Depreciation
Effective    (000's    Fixed       Floating      Termination   at September 30,   at December 31,
  Date      omitted)   Rate          Rate           Date            2003               2002
--------------------------------------------------------------------------------------------------
  03/02     $35,136    5.660%    LIBOR + 0.38%      03/07         $3,282,579        $ 3,478,871
  03/07      31,588    7.140%    LIBOR + 0.38%      07/09          1,212,616          1,134,349
  05/02      32,966    5.159%    LIBOR + 0.38%      03/07          2,519,232          2,591,755
  03/07      32,966    6.874%    LIBOR + 0.38%      11/10          1,426,791          1,309,376
  07/02      29,588    4.540%    LIBOR + 0.38%      03/07          1,639,445          1,580,735
  03/07      29,588    6.500%    LIBOR + 0.38%      07/09            743,637            683,659
  10/02      36,631    3.550%    LIBOR + 0.38%      03/07            798,814            480,992
  03/07      36,631    5.480%    LIBOR + 0.38%      11/09            117,998             67,648
  12/02       7,865    3.685%    LIBOR + 0.38%      03/07            207,544            146,897
  03/07       7,865    5.727%    LIBOR + 0.38%      07/09             89,916             78,560
  02/03       8,034    3.320%    LIBOR + 0.38%      03/07            112,468                  -
  03/07       8,034    5.480%    LIBOR + 0.38%      07/09             32,206                  -
--------------------------------------------------------------------------------------------------
Total                                                            $12,183,246        $11,552,842
--------------------------------------------------------------------------------------------------

On October 1, 2003, new interest rate swap agreements were entered into to fix the cost of a portion of Belrose Capital's borrowings under the Credit Facility (as defined in Note 6 below) established on July 15, 2003. At the same time, all interest rate swap agreements outstanding on September 30, 2003 were terminated, resulting in realized losses of $12,175,577. The table below identifies the terms of the interest rate swap agreements effective on October 1, 2003.

             Notional                              Initial
              Amount                               Optional        Final
Effective     (000's     Fixed       Floating     Termination    Termination
  Date       omitted)    Rate          Rate          Date           Date
--------------------------------------------------------------------------------
  10/03      $31,588     4.180%    LIBOR + 0.30%     7/09           6/10
  10/03       37,943     4.160%    LIBOR + 0.30%    11/09           6/10
  10/03       83,307     4.045%    LIBOR + 0.30%      -             6/10

6    Debt

Credit Facility - On July 15, 2003, Belrose Capital refinanced its then existing credit facility with Merrill Lynch Mortgage Capital, Inc. with two new credit arrangements (collectively, the Credit Facility) totaling $225,000,000. On November 4, 2003, the Credit Facility was increased to $234,000,000. The Credit Facility has a seven-year maturity and will expire on June 25, 2010. Belrose Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Apartment Properties Trust (Bel Apartment), Katahdin Property Trust, LLC (Katahdin) and Bel Communities Property Trust (Bel Communities).

The credit arrangement with DrKW Holdings, Inc. (DrKW) was for $168,000,000, and was increased to $177,000,000 as of November 4, 2003. This credit arrangement accrues interest at a rate of one-month LIBOR plus 0.30% per annum. As of September 30, 2003, outstanding borrowings under this credit arrangement totaled $168,000,000. As of November 4, 2003, outstanding borrowings totaled $177,000,000.

The credit arrangement with Merrill Lynch Mortgage Capital (MLMC) is for $57,000,000, and includes the ability to issue letters of credit up to $10,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. Belrose Capital pays all fees associated with issuing the letters of credit. As of September 30, 2003, outstanding borrowings under this credit arrangement totaled $3,300,000, as well as letters of credit outstanding for $2,080,452. The letters of credit were issued as a substitute for funding certain mortgage escrow accounts required by the lender of Bel Communities and Bel Apartment. The letters of credit expire in 2004 and automatically extend for one-year periods not to extend beyond June 15, 2010. Fees paid or accrued under the terms of the letter of credit issued under the existing Credit Facility totaled $19,550 for the nine months ended September 30, 2003. As of November 4, 2003, amounts outstanding under the MLMC credit arrangement totaled $6,300,000.

7    Segment Information

Belrose Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Capital. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Capital, Belrose Capital invests in real estate assets through its subsidiary Belrose Realty Corporation (Belrose Realty). Belrose Realty invests directly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Bel Apartment, Katahdin and Bel Communities. Belrose Realty did not hold an investment in controlled subsidiary Bel Communities for the period from the start of business, March 19, 2002, to September 30, 2002.

Belrose Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and unrealized appreciation (depreciation). The accounting policies of the reportable segments are the same as those for Belrose Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:


                                                            TAX-MANAGED
FOR THE THREE MONTHS ENDED                                    GROWTH                 REAL
SEPTEMBER 30, 2003                                          PORTFOLIO*               ESTATE                TOTAL
------------------------------------------------------------------------------------------------------------------------
Revenue                                                     $  3,086,525          $ 17,291,184          $  20,377,709
Interest expense on mortgages                                          -            (6,579,654)            (6,579,654)
Interest expense on Credit Facility                                    -              (599,191)              (599,191)
Interest expense on swap agreements                                    -            (1,189,097)            (1,189,097)
Operating expenses                                              (239,468)           (7,992,486)            (8,231,954)
Minority interest in net income of controlled
 subsidiaries                                                          -              (526,835)              (526,835)
------------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                       $   2,847,057         $    403,921          $   3,250,978
Net realized gain                                               1,072,597                    -              1,072,597
Change in unrealized appreciation (depreciation)               29,866,436            2,897,652             32,764,088
------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM OPERATIONS OF
REPORTABLE SEGMENTS                                         $  33,786,090         $  3,301,573          $  37,087,663
------------------------------------------------------------------------------------------------------------------------


                                                            TAX-MANAGED
FOR THE THREE MONTHS ENDED                                    GROWTH                 REAL
SEPTEMBER 30, 2002                                          PORTFOLIO*               ESTATE                TOTAL
------------------------------------------------------------------------------------------------------------------------
Revenue                                                     $   1,455,511         $ 11,573,150          $  13,028,661
Interest expense on mortgages                                           -           (4,243,268)            (4,243,268)
Interest expense on Credit Facility                                     -             (564,368)              (564,368)
Interest expense on swap agreements                                     -             (682,741)              (682,741)
Operating expenses                                               (112,430)          (5,212,912)            (5,325,342)
Minority interest in net income of controlled
 subsidiaries                                                           -             (424,481)              (424,481)
-------------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                       $   1,343,081         $    445,380          $   1,788,461
Net realized loss                                             (11,402,524)                   -            (11,402,524)
Change in unrealized appreciation (depreciation)              (96,759,842)          (7,635,550)          (104,395,392)
-------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS FROM OPERATIONS OF
REPORTABLE SEGMENTS                                         $(106,819,285)        $ (7,190,170)         $(114,009,455)
-------------------------------------------------------------------------------------------------------------------------


                                                            TAX-MANAGED
FOR THE NINE MONTHS ENDED                                     GROWTH                 REAL
SEPTEMBER 30, 2003                                          PORTFOLIO*               ESTATE                TOTAL
------------------------------------------------------------------------------------------------------------------------
Revenue                                                     $   9,095,970         $ 51,945,066          $  61,041,036
Interest expense on mortgages                                           -          (19,738,536)           (19,738,536)
Interest expense on Credit Facility                                     -           (2,005,753)            (2,005,753)
Interest expense on swap agreements                                     -           (3,371,735)            (3,371,735)
Operating expenses                                               (658,521)         (23,956,756)           (24,615,277)
Minority interest in net income of controlled
 subsidiaries                                                           -           (1,500,532)            (1,500,532)
------------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                       $   8,437,449         $  1,371,754          $   9,809,203
Net realized loss                                              (1,848,037)                   -             (1,848,037)
Change in unrealized appreciation (depreciation)              139,042,412            9,075,210            148,117,622
------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM OPERATIONS OF
REPORTABLE SEGMENTS                                         $ 145,631,824         $ 10,446,964          $ 156,078,788
------------------------------------------------------------------------------------------------------------------------


                                                            TAX-MANAGED
FOR THE PERIOD ENDED                                          GROWTH                 REAL
SEPTEMBER 30, 2002 (1)                                       PORTFOLIO*               ESTATE                TOTAL
------------------------------------------------------------------------------------------------------------------------
Revenue                                                     $   2,171,798         $ 22,603,756          $  24,775,554
Interest expense on mortgages                                           -           (8,582,544)            (8,582,544)
Interest expense on Credit Facility                                     -             (952,280)              (952,280)
Interest expense on swap agreements                                     -           (1,136,450)            (1,136,450)
Operating expenses                                               (186,367)         (10,235,387)           (10,421,754)
Minority interest in net income of controlled
subsidiaries                                                            -             (863,703)              (863,703)
-----------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                       $   1,985,431         $    833,392          $   2,818,823
Net realized loss                                             (13,420,785)                   -            (13,420,785)
Change in unrealized appreciation (depreciation)             (158,899,616)         (12,224,700)          (171,124,316)
-----------------------------------------------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS FROM OPERATIONS OF
REPORTABLE SEGMENTs                                         $(170,334,970)        $(11,391,308)         $(181,726,278)
-----------------------------------------------------------------------------------------------------------------------

* Belrose Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.
(1) For the period from the start of business, March 19, 2002, to September 30, 2002.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                              Three Months       Three Months     Nine Months
                                                  Ended              Ended           Ended          Period Ended
                                              September 30,      September 30,    September 30,     September 30,
                                                   2003              2002            2003             2002 (1)
                                             ---------------------------------------------------------------------

Revenue:
 Revenue from reportable segments             $ 20,377,709       $  13,028,661      $ 61,041,036   $  24,775,554
 Unallocated revenue                                 4,481                 948            12,293           2,051
                                             ---------------------------------------------------------------------
TOTAL REVENUE                                 $ 20,382,190       $  13,029,609      $ 61,053,329   $  24,777,605
                                             ---------------------------------------------------------------------

Net increase (decrease) in net assets from
 operations:
Net increase (decrease) in net assets
 from operations of reportable segments       $ 37,087,663       $(114,009,455)     $156,078,788   $(181,726,278)
Unallocated revenue                                  4,481                 948            12,293           2,051
Unallocated expenses **                           (903,200)           (572,837)       (2,540,933)     (1,617,372)
                                             ---------------------------------------------------------------------

TOTAL NET INCREASE (DECREASE) IN NET
  ASSETS FROM OPERATIONS                      $ 36,188,944       $(114,581,344)     $153,550,148   $(183,341,599)
                                             ---------------------------------------------------------------------

** Unallocated expenses include costs of Belrose Capital to operate the Fund such as servicing and distribution fees as well as other miscellaneous and administrative costs of Belrose Capital.

(1) For the period from the start of business, March 19, 2002, to September 30, 2002.

                                 TAX-MANAGED GROWTH     REAL
AT SEPTEMBER 30, 2003                PORTFOLIO*        ESTATE         TOTAL
--------------------------------------------------------------------------------
Segment assets                     $1,483,730,463   $543,453,053  $2,027,183,516
Segment liabilities                        34,674    548,777,183     548,811,857
--------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS  $1,483,695,789   $ (5,324,130) $1,478,371,659
--------------------------------------------------------------------------------

AT DECEMBER 31, 2002
--------------------------------------------------------------------------------
Segment assets                     $1,264,314,536   $524,810,142  $1,789,124,678
Segment liabilities                             -    542,037,048     542,037,048
--------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS  $1,264,314,536   $(17,226,906) $1,247,087,630
--------------------------------------------------------------------------------

* Belrose Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

                                             September 30,       December 31,
                                                   2003              2002
                                             --------------     ----------------
Net assets:
 Net assets of reportable segments           $1,478,371,659     $1,247,087,630
 Unallocated cash                                   728,967          2,083,049
 Short-term investments                           1,091,036                  -
 Other assets                                             -                  -
 Loan payable - Credit Facility                 (15,026,426)        (7,071,301)
 Other liabilities                                 (100,166)           (97,723)
                                             ---------------    ----------------
Total net assets                             $1,465,065,070     $ 1,242,001,655
                                             ---------------    ----------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

PERFORMANCE OF THE FUND.(1) The Fund's total return was 2.53% for the quarter ended September 30, 2003. This return reflects an increase in the Fund's net asset value per share from $83.43 to $85.54 during the period. For comparison, the Standard & Poor's 500 Index (the S&P 500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of 2.65% over the same period. The performance of the Fund exceeded that of Tax-Managed Growth Portfolio (the Portfolio) by approximately 0.2% during the period. Last year, the Fund had a total return performance of -16.19% for the quarter ended September 30, 2002. This return reflected a decrease in the Fund's net asset value per share from $85.95 to $72.03 during the period. For comparison, the S&P 500 had a total return of -17.27% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 1.1% during that period.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the quarter ended September 30, 2003 was 2.35% compared to the 2.65% return achieved by the S&P 500 over the same period. The modest gain posted by the S&P 500 during the quarter is in sharp contrast to the worst broad market quarterly decline in this decade that was experienced in the quarter ended September 30, 2002. The Portfolio's total return for the quarter ended September 30, 2002 was -15.11%. The encouraging fiscal and monetary policies, resilient consumer spending and positive earnings momentum experienced through the first half of 2003 continued during the third quarter and contributed to the market's strength during the quarter, extending its gains for the year.

The performance of the Portfolio slightly trailed the performance of the S&P 500 during the quarter ended September 30, 2003 primarily due to the Portfolio's relatively more defensive tilt and its continued underweighting of the information technology sector. Unlike a year ago when it was the worst performing sector, information technology was by far the best performing sector of the market during the quarter ended September 30, 2003.

During the quarter ended September 30, 2003, the Portfolio's sector allocation remained very similar to last year's positioning relative to the market, with no major sector or industry shifts. Near the end of the quarter there was some pause in the strong momentum of higher beta stocks, helping the Portfolio's relative performance.

The Portfolio's stock selection and underweighting of the telecommunication and health care sectors were particularly beneficial during the quarter ended September 30, 2003, but were not sufficient to offset the impact of the Portfolio's underweighting of information technology stocks. Boston Management and Research (Boston Management), the Portfolio's investment adviser, remained cautious in the information technology and telecommunications sectors, a comparable underweight allocation from the same period a year ago.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belrose Realty Corporation (Belrose Realty), a controlled subsidiary of the Fund. Real estate investments include interests in real estate joint ventures (the Real Estate Joint Ventures) that are majority-owned by Belrose Realty and a portfolio of income-producing preferred equity interests in operating partnerships (the Partnership Preference Units) that are affiliated with real estate investment trusts. During 2002, the Fund acquired interests in Real Estate Joint Ventures, which increased the number of properties held by the

------------------------
(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Fund shares, when redeemed, may be worth more or less than their original cost. Comparison to the S&P 500 is for reference only. It is not possible to invest directly in an Index.

Fund through Real Estate Joint Ventures. The Fund also acquired Partnership Preference Units during both 2003 and 2002.

During the quarter ended September 30, 2003, real estate operations continued to be impacted by weak multifamily market fundamentals. Rental income from real estate operations increased to $16.1 million for the quarter ended September 30, 2003 compared to $10.8 million for the quarter ended September 30, 2002, an increase of $5.3 million o4 49%. This increase in rental income was principally attributable to the greater number of properties held through Real Estate Joint Ventures for the quarter ended September 30, 2003, offset in part by increased rent concessions or reduced apartment rental rates and lower occupancy levels at properties owned by the Real Estate Joint Ventures during the quarter.

Property operating expenses totaled $7.2 million for the quarter ended September 30, 2003 compared to $4.8 million for the quarter ended September 30, 2002, an increase of $2.4 million or 50% (property operating expenses are before certain operating expenses of Belrose Realty of approximately $0.8 million for the quarter ended September 30, 2003 and approximately $0.4 million for the quarter ended September 30, 2002). The increase in operating expenses was principally due to the greater number of Real Estate Joint Ventures held during the quarter ended September 30, 2003.

Even though the U.S. economy showed signs of improvement during the quarter ended September 30, 2003, significant employment growth has not occurred in most markets and low interest rates have contributed to continued development of new properties. As a result, Boston Management, Belrose Realty's manager, expects that real estate operating results in 2003 for each of the Real Estate Joint Ventures will be modestly below the levels of 2002.

At September 30, 2003, the estimated fair value of the real properties held through Belrose Realty was $473.3 million compared to $300.3 million at September 30, 2002, an increase of $173.0 million or 58%. The increase in real property value was primarily due to the greater number of Real Estate Joint Ventures held during the quarter ended September 30, 2003. The Fund saw unrealized depreciation in the estimated fair value of its other real estate investments (which includes Real Estate Joint Ventures) of approximately $1.1 million during the quarter ended September 30, 2003 compared to approximately $0.8 million in unrealized depreciation during the quarter ended September 30, 2002.

Because the Fund acquired additional Partnership Preference Units over the past twelve months, the estimated fair value of Partnership Preference Units has increased. At September 30, 2003, the estimated fair value of Belrose Realty's Partnership Preference Units totaled $56.8 million compared to $34.1 million at September 30, 2002, an increase of $22.7 million or 67%. The increase in value was due principally to the greater number of Partnership Preference Units held at September 30, 2003. The Fund saw unrealized depreciation in the estimated fair value of its Partnership Preference Units of approximately $0.3 million during the quarter ended September 30, 2003 compared to unrealized appreciation of approximately $0.9 million during the quarter ended September 30, 2002.

Dividends received from Partnership Preference Units for the quarter ended September 30, 2003 totaled $1.2 million compared to $0.8 million for the quarter ended September 30, 2002, an increase of $0.4 million or 50%. The increase was due to a larger number of Partnership Preference Units being held during the quarter ended September 30, 2003.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended September 30, 2003, interest rate swap agreement values appreciated by approximately $4.3 million due to an increase in swap rates during the period. For the quarter ended September 30, 2002, interest rate swap agreement values decreased by approximately $7.8 million due to a decline in swap rates.

On October 1, 2003, new interest rate swap agreements were entered into to fix the cost of a portion of Fund borrowings under the Credit Facility established on July 15, 2003. At the same time, the Fund made payments of approximately $12.2 million to terminate all interest rate swaps outstanding as of September 30, 2003, realizing a loss in that amount on the transactions. The realized loss approximated the value of the positions on the books of the Fund. See "Liquidity and Capital Resources" for a description for the Credit Facility and the Fund's interest rate swap agreements.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

PERFORMANCE OF THE FUND. The Fund's total return was 11.36% for the nine months ended September 30, 2003. This return reflects an increase in the Fund's net asset value per share from $76.86 to $85.54 and a distribution of $0.05 per share during the period. For comparison, the S&P 500 had a total return of 14.71% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.6% during the period. Last year, the Fund had a total return performance of -27.97% for the period from the start of business, March 19, 2002, to September 30, 2002. This return reflected a decrease in the Fund's net asset value per share from $100.00 to $72.03. For comparison, the S&P 500 had a total return of -29.40% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 2.2% for the period from the start of business, March 19, 2002, to September 30, 2002.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the nine months ended September 30, 2003 was 10.74% compared to the 14.71% return achieved by the S&P 500 over the same period. The total return of the Portfolio for the period from the start of business, March 19, 2002, to September 30, 2002 was -25.77%.

The first nine months of 2003 remained volatile, but markets proved to be resilient achieving impressive returns. War angst, a questionable economic recovery and the SARS outbreak were just a few of the factors contributing to increased volatility and unsettled investor sentiment during the period. While the first nine months of 2003 also witnessed reduced geopolitical concerns, higher consumer confidence and a strong housing market, concerns about inflation and unemployment developed over the summer and early fall of 2003 and kept the market and various sectors quite volatile.

The Portfolio's performance trailed the overall market in the first nine months of 2003, mostly due to a lower exposure to higher beta and lower quality issues that were the strongest price performers during this period. The Portfolio maintained a pro-cyclical stance emphasizing the consumer discretionary and consumer staples sectors, as it did in the first nine months of 2002. Boston Management continued to de-emphasize health care investments, a directional move initiated last year which was positive for the Portfolio's relative returns.

During the first nine months of 2003, Boston Management continued to emphasize industrial company investments, especially in the airfreight logistics and aerospace defense areas. Airfreight logistics and aerospace defense investments have been helpful to the Portfolio's longer-term record, but detracted from results during the nine months ended September 30, 2003.

Lack of earnings visibility reinforced the Portfolio's cautious weighting in the telecommunications and information technology sectors. Both of the aforementioned sectors were de-emphasized during the first nine months of last year as well. The Portfolio's underweight of the telecommunication services sector during the nine months ended September 30, 2003 continued to be positive for the Portfolio. Boston Management continued to underweight the Portfolio's investments in the materials and utilities sectors during the period, a similar stance to last year's allocation.

PERFORMANCE OF REAL ESTATE INVESTMENTS. For the nine months ended September 30, 2003, rental income from real estate operations increased to $48.5 million compared to $21.6 million for the period from the start of business, March 19, 2002, to September 30, 2002, an increase of $26.9 million or 125%. Property operating expenses totaled $21.5 million for the nine months ended September 30, 2003 compared to $9.3 million for the period from the start of business, March 19, 2002, to September 30, 2002, an increase of $12.2 million or 131% (property operating expenses are before certain operating expenses of Belrose Realty of approximately $2.5 million for the nine months ended September 30, 2003 and approximately $0.9 million for the period from the start of business, March 19, 2002, to September 30, 2002).

The increases in rental income and operating expenses during the period were principally due to the greater number of Real Estate Joint Ventures held through Belrose Realty (and the longer period of time for which investments in such Real Estate Joint Ventures were held) during the nine months ended September 30, 2003 compared to the period from the start of business, March 19, 2002, to September 30, 2002. As in 2002, Real Estate Joint Venture operations during the nine months ended September 30, 2003 were affected by weak multifamily market fundamentals in most regions with lower occupancy levels and increased rent concessions.

At September 30, 2003, the estimated fair value of the real properties held through Belrose Realty was $473.3 million compared to $300.3 million at September 30, 2002, an increase of $173.0 million or 58%. The increase in real property value was primarily due to the greater number of Real Estate Joint Ventures held at September 30, 2003. The Fund saw unrealized appreciation in the estimated fair value of its other real estate investments of approximately $2.8 million during the nine months ended September 30, 2003 compared to unrealized depreciation of approximately $2.7 million during the period from the start of business, March 19, 2002, to September 30, 2002.

Because Belrose Realty acquired Partnership Preference Units over the past year, the estimated fair value of the Fund's Partnership Preference Units has increased. At September 30, 2003, the estimated fair value of the Fund's Partnership Preference Units totaled $56.8 million compared to $34.1 million at September 30, 2002, an increase of $22.7 million or 67%. The increase in value, due principally to the greater number of Partnership Preference Units held at

September 30, 2003, was also a result of net increases in the per unit value of the Partnership Preference Units held by Belrose Realty during the period. The Fund saw unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $6.9 million during the nine months ended September 30, 2003 compared to unrealized appreciation of approximately $1.0 million for the period from the start of business, March 19, 2002, to September 30, 2002.

Dividends received from Partnership Preference Units for the nine months ended September 30, 2003 totaled $3.4 million compared to $0.9 million for the period from the start of business, March 19, 2002, to September 30, 2002, an increase of $2.5 million. The increase was primarily due to a larger number of Partnership Preference Units held during the first three quarters of 2003.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the nine months ended September 30, 2003, interest rate swap agreement values depreciated by approximately $0.6 million due to a modest decline in short-term swap rates during the period. For the period from the start of business, March 19, 2002, to September 30, 2002, valuations of interest rate swap agreements depreciated by approximately $10.5 million, also due to swap rate declines.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Effective July 15, 2003, the Fund refinanced its then existing credit facility with Merrill Lynch Mortgage Capital, Inc. by entering into new credit arrangements with DrKW Holdings, Inc. (DrKW) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) which together total $225.0 million. The Credit Facility is secured by a pledge of the Fund's assets, excluding the assets of Bel Apartment Properties Trust, Katahdin Property Trust, LLC and Bel Communities Property Trust, and has a seven-year maturity. The Credit Facility will expire in June 2010.

The Credit Facility is primarily used to finance the Fund's equity in real estate investments and will continue to be used for such purpose in the future. The Credit Facility also provides for selling commissions, organizational expenses and any short-term liquidity needs of the Fund. Under certain circumstances, the Fund may increase the size of the Credit Facility and the amount of outstanding borrowings thereunder for these purposes.

The Credit Facility includes a $168.0 million credit arrangement with DrKW. Borrowings under the DrKW credit arrangement accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of September 30, 2003, outstanding borrowings under the DrKW credit arrangement totaled $168.0 million.

The Credit Facility also includes a $57.0 million credit arrangement with MLMC, including up to $10.0 million under letters of credit. Borrowings under the MLMC credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of September 30, 2003, outstanding borrowings under the MLMC credit arrangement totaled $3.3 million, with an additional $2.1 million outstanding under a letter of credit. The unused loan commitment amount totaled approximately $51.6 million. A commitment fee of 0.10% per annum is paid on the unused commitment amount. The Fund pays all fees associated with issuing the letters of credit.

On November 4, 2003, the total commitment under the Credit Facility increased to $234.0 million. Thereafter the amount outstanding under the DrKW credit arrangement increased to approximately $177.0 million and the amount outstanding under the MLMC credit arrangement increased to approximately $6.3 million with an additional $2.1 million outstanding under letters of credit.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized gains or losses. On October 1, 2003, new interest rate swap agreements were entered into to fix the cost of Fund borrowings under the Credit Facility established on July 15, 2003. At the same time, all interest rate swap agreements outstanding on September 30, 2003 were terminated. Under the new interest rate swap agreements the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread plus one-month LIBOR.

As of September 30, 2003 and September 30, 2002, the unrealized depreciation related to the interest rate swap agreements was approximately $12.2 million and $10.5 million, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

The Fund's critical accounting policies affect the Fund's more significant estimates and assumptions used in valuing the Fund's real estate investments and interest rate swap agreements. Prices are not readily available for these types of investments and therefore they are fair valued on an ongoing basis by Boston Management, in its capacity as manager of Belrose Realty, in the case of the real estate investments, and in its capacity as the Fund's investment adviser, in the case of the interest rate swap agreements. The fair value of an investment represents the amount at which Boston Management believes the investment could be sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

In estimating the fair value of Belrose Realty's investment in Partnership Preference Units, Boston Management takes into account all relevant factors, data and information, including information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. With respect to Belrose Realty's other real estate investments, detailed investment valuations are based on independent valuations that are performed at least annually and reviewed periodically. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. In determining the fair value of interest rate swap agreements, Boston Management may consider, among other things, dealer and counterparty quotes and pricing models. Given that the valuation of real estate investments and interest rate swap agreements includes many assumptions, including but not limited to the assumption that the investment could be sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale, values may differ from amounts ultimately realized.

The policies for valuing real estate investments involve significant judgments that are based upon, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. The valuations of Partnership Preference Units fluctuate over time to reflect, among other factors, changes in interest rates, changes in perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market.

The value of interest rate swap agreements may be subject to wide swings in valuation caused principally by changes in interest rates. Interest rate swap agreements may be difficult to value since such instruments may be considered illiquid. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges that may be entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges that may be entered into by the Fund. Changes in the valuation of Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges that may be entered into by the Fund and changes in the value of other real estate investments will cause the performance of the Fund to deviate from the performance of the Portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund has entered into interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to attempt to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The value of Partnership Preference Units and, to a lesser degree, other real estate investments is sensitive to interest rate risk. Increases in interest rates generally will have an adverse affect on the value of Partnership Preference Units and other real estate investments.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 5 and Note 6 to the Fund's unaudited condensed consolidated financial statements in Item 1 above.


                                                     Interest Rate Sensitivity
                                     Cost, Principal (Notional) Amount by Contractual Maturity
                                             For the Twelve Months Ended September 30,

                                                                                                                  Estimated
                                                            2004-2008          Thereafter          Total          Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
-----------------------------------------------------
Long-term debt:
-----------------------------------------------------
Fixed-rate mortgages                                                           $344,219,483      $344,219,483     $398,000,000

Average interest rate                                                                  7.53%             7.53%
-----------------------------------------------------
Variable-rate Credit Facility                                                  $171,300,000      $171,300,000     $171,300,000

Average interest rate                                                                  1.42%             1.42%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative financial instruments:
----------------------------------------------------
Pay fixed/receive variable interest rate
swap agreements(1)                                                             $152,838,000      $152,838,000     $         --

Average pay rate(1)                                                                    4.10%             4.10%

Average receive rate(1)                                                                1.42%             1.42%

(1)  The terms disclosed are those of the interest rate swap agreements  entered into that are  effective  on  October  1,  2003.  See Note 5 to the  Fund's unaudited condensed  consolidated  financial statements in Item 1 above for the terms of the interest  rate swap  agreements in effect on September 30,
     2003 and  terminated  on October 1, 2003, as well as the loss realized as a result of such terminations.
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
----------------------------------------------------
Fixed-rate Partnership Preference Units:
----------------------------------------------------
Essex Portfolio, L.P., 7.875% Series B Cumulative Redeemable
Preferred Units, Callable 2/6/03, Current Yield: 8.15%                         $ 16,616,170      $ 16,616,170     $ 19,324,880

Kilroy Realty, L.P., 8.075% Series A Cumulative Redeemable
Preferred Units, Callable 2/06/03, Current Yield: 8.75%                        $ 15,898,220      $ 15,898,220     $ 18,453,880

Prentiss Properties Acquisition Partners, L.P., 8.30% Series B
Cumulative Redeemable Perpetual Preferred Units, Callable
6/25/03, Current Yield: 8.45%                                                  $ 16,519,510      $ 16,519,510     $ 18,986,976

ITEM 4.  CONTROLS AND PROCEDURES.
---------------------------------

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
---------------------------

Although  in the  ordinary  course of  business,  the Fund,  Belrose  Realty and
Belrose Realty's controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the three months ended September 30, 2003.

ITEM 5. OTHER INFORMATION.
---------------------------

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
------------------------------------------

(a)     The following is a list of all exhibits filed as part of this Form 10-Q:

4.1 Loan and Security Agreement between Belrose Capital Fund LLC and DrKW Holdings, Inc., as Lender

4.1(a) Amendment dated November 4, 2003 to Loan and Security Agreement between Belrose Capital Fund LLC and DrKW Holdings, Inc., as Lender

4.2 Loan and Security Agreement among Belrose Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

4.2(a) Amendment dated November 4, 2003 to Loan and Security Agreement among Belrose Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc

31.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K:

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on November 10, 2003.





                               BELROSE CAPITAL FUND LLC



                               /s/ Michelle A. Alexander
                               -------------------------
                               Michelle A. Alexander
                               Chief Financial Officer
                               (Duly Authorized Officer and
                               Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------

4.1 Loan and Security Agreement between Belrose Capital Fund LLC and DrKW Holdings, Inc., as Lender

4.1(a) Amendment dated November 4, 2003 to Loan and Security Agreement between Belrose Capital Fund LLC and DrKW Holdings, Inc., as Lender

4.2 Loan and Security Agreement among Belrose Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

4.2(a) Amendment dated November 4, 2003 to Loan and Security Agreement among Belrose Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., as agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc

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