Form 10-K
period 2003-12-31
BELROSE CAPITAL FUND LLC
filed 2004-03-15
CIK 1170304

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2003
                          Commission File No. 000-50258
                                              ---------

                       Belrose Capital Fund LLC (the Fund)
                       -----------------------------------
             (Exact name of registrant as specified in its charter)
          Securities registered pursuant to Section 12(g) of the Act:


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
                                                      ------------

            Limited Liability Company Interests in the Fund (Shares)
            --------------------------------------------------------
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES [X]      NO [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                   YES [ ]      NO [X]


Aggregate market value of the Shares held by non-affiliates of registrant, based on the closing net asset value on June 30, 2003 was $1,431,666,761. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the registrant's manager, its executive officers and directors and persons holding 5% or more of the registrant's Shares are affiliates.

                           Incorporation by Reference:
                           ---------------------------

The financial statements contained in registrant's Form 10 filed with the Securities and Exchange Commission on April 30, 2003 have been incorporated into the following Parts of this report: Part II and Part IV.

                  The Exhibit Index is located on page 66.

                            Belrose Capital Fund LLC
                               Index to Form 10-K
Item                                                                       Page
                                     PART I
                                     ------

 1    Business.............................................................  1
         Fund Overview.....................................................  1
            Structure of the Fund..........................................  1
            Fund Management................................................  1
            The Fund's Offering............................................  2

         The Fund's Investment in Belvedere Capital Fund Company LLC
         and Tax-Managed Growth Portfolio..................................  2
            Belvedere Company..............................................  2
            The Portfolio..................................................  2
            The Portfolio's Investment Objective and Policies..............  3
            The Portfolio's Tax-Sensitive Management Strategies............  3

         The Fund's Real Estate Investments through Belrose Realty
         Corporation.......................................................  4
            Real Estate Joint Venture Investments..........................  4
            Partnership Preference Units...................................  5
            Organization of Belrose Realty and the
             Real Estate Joint Ventures .................................... 6

         Fund Borrowings...................................................  6
            Interest Rate Swap Agreements..................................  7

         The Eaton Vance Organization......................................  7
            Conflicts of Interest .......................................... 7

 2    Properties...........................................................  7

 3    Legal Proceedings....................................................  7

 4    Submission of Matters to a Vote of Security Holders..................  8

                                     PART II
                                     -------

 5    Determining Net Asset Value, Market for Fund Shares
      and Related Shareholder Matters......................................  8
         Market Information, Restrictions on Transfers and
         Redemption of Shares..............................................  8
            Transfers of Fund Shares.......................................  8
            Redemption of Fund Shares......................................  8
            Determining Net Asset Value ...................................  9
            Historic Net Asset Values ..................................... 10
         Record Holders of Shares of the Fund.............................. 10
         Distributions..................................................... 10
            Income and Capital Gain Distributions.......................... 10
            Special Distributions.......................................... 11

 6    Selected Financial Data.............................................. 12
         Table of Selected Financial Data.................................. 12

 7    Management's Discussion and Analysis of Financial Condition
      and Results of Operations............................................ 12
         Results of Operations............................................. 12
            Performance of the Fund........................................ 13
            Performance of the Portfolio................................... 13
            Performance of Real Estate Investments......................... 14
            Performance of Interest Rate Swap Agreements................... 15
         Liquidity and Capital Resources................................... 15
            Outstanding Borrowings......................................... 15
            Liquidity...................................................... 15
         Off-Balance Sheet Arrangements.................................... 16
         The Fund's Contractual Obligations................................ 16
         Critical Accounting Estimates .................................... 17

 7A   Quantitative and Qualitative Disclosures About Market Risk........... 19
         Quantitative Information About Market Risk........................ 19
            Interest Rate Risk............................................. 19
         Qualitative Information About Market Risk......................... 20
            Risks Associated with Equity Investing......................... 20
            Risks of Investing in Foreign Securities....................... 20
            Risks of Certain Investment Techniques......................... 20
            Risks of Real Estate Investments............................... 21
            Risks of Interest Rate Swap Agreements......................... 23
            Risks of Leverage.............................................. 23

 8    Financial Statements and Supplementary Data.......................... 24

 9    Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosures................................. 24

 9A   Controls and Procedures.............................................. 25

                                    PART III
                                    --------

10    Directors and Executive Officers..................................... 25
         Management........................................................ 25
         Compliance with Section 16(a) of the Securities
          Exchange Act of 1934............................................. 26
         Code of Ethics.................................................... 26

11    Executive Compensation............................................... 26

12    Security Ownership of Certain Beneficial Owners and Management....... 26
         Security Ownership of Certain Beneficial Owners................... 26
         Security Ownership of Management.................................. 26
         Changes in Control................................................ 27

13    Certain Relationships and Related Transactions....................... 27
         The Fund's Investment Advisory and Administrative Fee............. 27
         Belrose Realty's Management Fee................................... 27
         The Portfolio's Investment Advisory Fee........................... 28
         Servicing Fees Paid by the Fund................................... 28
         Servicing Fees Paid by Belvedere Company ......................... 28

         Distribution Fees Paid to EV Distributors......................... 28
         Redemption Fees................................................... 28
         Selling Commissions............................................... 28
         Certain Real Estate Investment Transactions....................... 29

14    Principal Accountant Fees and Services............................... 29

                                     PART IV
                                    -------

15    Exhibits, Financial Statements and Reports on Form 8-K............... 29

APPENDIX A  ............................................................... 31

FINANCIAL STATEMENTS....................................................... 32

SIGNATURES  ............................................................... 65

EXHIBIT INDEX.............................................................. 66

                                     PART I
                                     ------

ITEM 1.  BUSINESS.
------------------

FUND OVERVIEW. Belrose Capital Fund LLC (the Fund) is a private investment company organized by Eaton Vance Management (Eaton Vance) to provide diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected public companies. The Fund's investment objective is to achieve long-term, after-tax returns for persons who have invested in the Fund (Shareholders). The Fund, a Delaware limited liability company, commenced its investment operations on March 19, 2002. Limited liability company interests of the Fund (Shares) were issued to Shareholders at six closings during 2002 and 2003. At each Fund closing, the Fund accepted contributions of stock from investors in exchange for Shares of the Fund. The Fund discontinued offering Shares on February 19, 2003 and, while the Fund is not prohibited from doing so, no future offering is anticipated. As of December 31, 2003, the Fund had net assets of approximately $1.6 billion.

STRUCTURE OF THE FUND. The Fund is structured to provide tax-free diversification and tax-sensitive investment management to Shareholders. To meet the objective of tax-free diversification, the Fund must satisfy specific requirements of the Internal Revenue Code of 1986, as amended (the Code). In order for the contributions of appreciated stock to the Fund by Shareholders to be nontaxable, not more than 80% of the Fund's assets (calculated in the manner prescribed) may consist of "stocks and securities" as defined in the Code. To meet this requirement, the Fund invests at least 20% of its assets as so determined in certain real estate investments (see "The Fund's Real Estate Investments through Belrose Realty Corporation" below). The Fund invests up to 80% of its assets in a diversified portfolio of common stocks (see "The Fund's Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio" below). The Fund acquired its real estate investments with borrowed funds, as described below under "Fund Borrowings". See Appendix A for a chart detailing the investment structure of the Fund.

In its investment program, the Fund balances investment considerations and tax considerations, and takes into account the taxes payable by Shareholders on allocated investment income and realized capital gains. See "The Fund's
Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio" below.

There is no trading market for the Fund's Shares. As described further under "Redemption of Fund Shares" in Item 5(a), Fund Shares may be redeemed on any business day. The Fund satisfies redemption requests principally by distributing securities, but may also distribute cash. The value of securities and cash distributed to satisfy a redemption will equal the net asset value of the number of Shares redeemed less any applicable redemption fee. Under most circumstances, a redemption from the Fund that is met by distributing securities as described herein will not result in the recognition of capital gains by the Fund or by the redeeming Shareholder. The redeeming Shareholder would generally recognize capital gains upon the sale of the securities received upon the redemption.

The Fund intends to distribute each year the amount of its net investment income for such year, if any. The Fund also intends to make annual capital gain distributions equal to approximately 18% of the amount of its net realized capital gains, if any, other than precontribution gain. The Fund's distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income (or loss) and net realized gain (or loss) as set forth in the Fund's consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under generally accepted accounting principles. The Fund's income distributions are not expected to be significant. The Fund intends to pay any distributions on the last business day of each fiscal year of the Fund (which concludes on December 31) or shortly thereafter. See "Distributions" in Item 5(c).

FUND MANAGEMENT. The manager of the Fund is Eaton Vance, a Massachusetts business trust registered as an investment adviser. Eaton Vance and its subsidiary, Boston Management and Research (Boston Management), provide management and advisory services to the Fund, its real estate subsidiary and the investment portfolio in which the Fund invests. Eaton Vance and Boston Management provide advisory, administration and/or management services to over 170 investment companies, as well as individual and institutional investors. As of December 31, 2003, Eaton Vance and its affiliates managed approximately $80 billion on behalf of clients. The fees payable to the Eaton Vance organization, as well as other fees payable by the Fund, are described in Item 13 below. The Eaton Vance organization is subject to certain conflicts of interest in providing services to the Fund, its subsidiaries and the investment portfolio in which the Fund invests. See "The Eaton Vance Organization - Conflicts of Interest" below.

THE FUND'S OFFERING. Shares of the Fund were privately offered and sold only to "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, (the Securities Act) who were "qualified purchasers" (as defined in Section 2(a)(51)(A) of the Investment Company Act of 1940, as amended (the 1940 Act)). The offering was conducted by Eaton Vance Distributors, Inc., a wholly-owned subsidiary of Eaton Vance (EV Distributors), as placement agent and by certain subagents appointed by EV Distributors. The Shares were offered and sold in reliance upon an exemption from registration provided by Rule 506 under the Securities Act. The Fund issued Shares to Shareholders at closings taking place on March 19, 2002, May 22, 2002, July 30, 2002, October 9, 2002, December 18, 2002 and February 19, 2003. At the six closings, an aggregate of 17,590,033 Shares were issued in exchange for Shareholder contributions totaling approximately $1.5 billion.

The Fund is registered under the Securities Exchange Act of 1934, as amended, (the 1934 Act) and files periodic reports (such as reports on Form 10-Q and Form 10-K) thereunder. Copies of the reports filed by the Fund are available: at the public reference room of the Securities and Exchange Commission (SEC) in Washington, DC (call 1-202-942-8090 for information on the operation of the public reference room); on the EDGAR Database on the SEC's Internet site (http://www.sec.gov); or, upon payment of copying fees, by writing to the SEC's public reference section, Washington, DC 20549-0102, or by electronic mail at publicinfo@sec.gov. The Fund does not have a website. The Fund intends to provide Shareholders with an annual and semiannual report containing the Fund's consolidated financial statements, audited by the Fund's independent auditor in the case of the annual report.

THE FUND'S INVESTMENT IN BELVEDERE CAPITAL FUND COMPANY LLC AND TAX-MANAGED GROWTH PORTFOLIO. At each Fund closing, all of the securities accepted for contribution to the Fund were contributed by the Fund to Belvedere Capital Fund Company LLC, a Massachusetts limited liability company (Belvedere Company), in exchange for shares of Belvedere Company. Belvedere Company, in turn, immediately thereafter contributed the securities received from the Fund to Tax-Managed Growth Portfolio (the Portfolio) in exchange for an interest in the Portfolio. The Portfolio is a diversified, open-end management investment company registered under the 1940 Act with net assets of approximately $17.6 billion as of December 31, 2003. As of December 31, 2003, the Fund's investment in the Portfolio through Belvedere Company had a value of approximately $1.6 billion (equal to approximately 74.8% of the Fund's total assets on a consolidated basis).

BELVEDERE COMPANY. Belvedere Company was organized in 1997 by Eaton Vance to offer tax-free diversification and tax-sensitive investment management to certain qualified investors who contributed diversified portfolios of equity securities. As of December 31, 2003, the investment assets of Belvedere Company consisted exclusively of an interest in the Portfolio with a value of approximately $11.1 billion. As of such date, the Fund owned approximately 14.8% of Belvedere Company's outstanding shares. The other investors in Belvedere Company include six other investment funds sponsored by the Eaton Vance organization (investment fund investors), as well as qualified individual investors who acquired shares of Belvedere Company in exchange for portfolios of acceptable securities (non-investment fund investors).

Belvedere Company considers for acceptance equity securities that (i) are listed on the New York Stock Exchange, the American Stock Exchange, the NASDAQ National Market or a major foreign exchange, (ii) have a trading price of at least $10.00 per share and (iii) are issued by issuers having an equity market capitalization of at least $500 million. Because Belvedere Company only accepts contributions of diversified baskets of securities (as described below), it is not subject to the requirement that not more than 80% of its assets consist of "stocks and securities" as defined in the Code. For investors that own a diversified basket of securities, investing in Belvedere Company (rather than in the Fund) avoids the costs and risks of investing in real estate and the associated financial leverage to which the Fund is subject.

Belvedere Company provides a vehicle through which investment fund and non-investment fund investors contributing a "diversified basket of securities" can acquire an indirect interest in the Portfolio. A "diversified basket of securities" means a group of securities that is diversified such that not more than 25% of the value of the securities are investments in the securities of any one issuer and not more than 50% of the value of the securities are investments in the securities of five or fewer issuers. The securities contributed to Belvedere Company at each Fund closing constituted a diversified basket of securities. Because the Fund is required to hold a percentage of its investments in non-Portfolio assets in order to meet certain tax requirements (see "Structure of the Fund" above and "The Fund's Real Estate Investments through Belrose Realty Corporation" below), it could not satisfy the conditions of the 1940 Act for investing directly in the Portfolio.

THE PORTFOLIO. The Portfolio was organized in 1995 by Eaton Vance as the successor to the investment operations of Eaton Vance Tax-Managed Growth Fund
1.0 (Tax-Managed Growth 1.0), a mutual fund established in 1966 by Eaton Vance and managed from inception for long-term, after-tax returns. As of December 31, 2003, investors in the Portfolio included six investors in addition to Belvedere Company and Tax-Managed Growth 1.0, each of which has acquired or is acquiring on a continuous basis interests in the Portfolio with cash. All investors in the Portfolio are sponsored by or affiliated with Eaton Vance. As of December 31, 2003, Belvedere Company owned approximately 63.0% of the Portfolio.

The Fund invests in the Portfolio (on an indirect basis through Belvedere Company) because it is a well-established investment portfolio that has an investment objective and policies that are compatible to those of the Fund. Investing in the Portfolio enables the Fund to participate in a substantially larger and more diversified investment portfolio than it could achieve by managing the contributed securities directly. The audited financial statements of the Portfolio for the year ended December 31, 2003 are included in the Fund's annual report to Shareholders and incorporated by reference into Item 8 below. The Portfolio's audited financial statements include information about the assets and liabilities of the Portfolio, including Portfolio expenses. For a discussion of the Portfolio's performance for the year ended December 31, 2003, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. For the investment advisory fee payable by the Portfolio, see "The Portfolio's Investment Advisory Fee" in Item 13.

THE PORTFOLIO'S INVESTMENT OBJECTIVE AND POLICIES. The investment objective of the Portfolio is to achieve long-term, after-tax returns for its investors by investing in a diversified portfolio of equity securities. The Portfolio primarily invests in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. The Portfolio seeks to invest in a broadly diversified portfolio of stocks and to invest primarily in established companies with characteristics of above-average growth, predictability and stability that are acquired with the expectation of being held for a period of years. Under normal market conditions, the Portfolio invests primarily in common stocks. The Portfolio has acquired securities through contributions from Belvedere Company and Tax-Managed Growth 1.0, and by purchasing securities with cash invested in the Portfolio by other investors.

Although the Portfolio may, in addition to investing in common stocks, invest in investment-grade preferred stocks and debt securities, purchases of such securities are normally limited to securities convertible into common stocks and temporary investments in short-term notes and government obligations. During periods in which the investment adviser to the Portfolio believes that returns on common stock investments may be unfavorable, the Portfolio may invest a portion of its assets in U.S. government obligations and high quality short-term notes. The Portfolio's holdings represent a number of different industries. Not more than 25% of the Portfolio's assets may be invested in the securities of issuers having their principal business activity in the same industry, determined as of the time of acquisition of any such securities.

THE PORTFOLIO'S TAX-SENSITIVE MANAGEMENT STRATEGIES. In its operations, the Portfolio seeks to achieve long-term, after-tax returns in part by minimizing the taxes incurred by investors in the Portfolio in connection with the Portfolio's investment income and realized capital gains. Taxes on investment income are minimized by investing primarily in lower-yielding securities and stocks that pay dividends that qualify for favorable federal tax treatment. Taxes on realized capital gains are minimized by avoiding or minimizing the sale of securities holdings with large accumulated capital gains. The Portfolio generally seeks to avoid realizing short-term capital gains.

When a decision is made to sell a particular appreciated security, the Portfolio will select for sale the share lots resulting in the most favorable tax treatment, generally those with holding periods sufficient to qualify for long-term capital gain treatment that have the highest cost basis. The Portfolio may, when deemed prudent by its investment adviser, sell securities to realize capital losses that can be used to offset realized gains. While the Portfolio generally retains the securities contributed to the Portfolio by Belvedere Company, the Portfolio has the flexibility to sell contributed securities. Securities acquired by the Portfolio with cash may be sold in accordance with the tax-management strategies described above. In lieu of selling a security, the Portfolio may hedge its exposure to that security by using the techniques described below. The Portfolio also disposes of contributed securities through its practice of settling redemptions by investors in the Portfolio that contributed securities primarily by a distribution of securities as described in
Item 5(a) under "Redemption of Fund Shares." As described in Item 5(a), settling redemptions with securities may result in certain tax benefits to the Portfolio, Belvedere Company, the Fund and the redeeming Shareholder.

To protect against price declines in securities holdings with large accumulated capital gains, the Portfolio may use various investment techniques, including, but not limited to, the purchase of put options on securities held, equity collars (combining the purchase of a put option and the sale of a call option), equity swaps, covered short sales, forward sales of stocks held, and the purchase and sale of futures contracts on stocks and stock indexes and options thereon. By using these techniques rather than selling such securities, the Portfolio may, within certain limits, reduce its exposure to price declines in the securities without realizing substantial capital gains under current tax law.

The Portfolio's ability to utilize covered short sales, certain equity swaps, forward sales, futures and certain equity collar strategies as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within 30 days after the end of the taxable year of the Portfolio in which the hedging transaction was initiated and the underlying appreciated securities position is held unhedged for at least the next 60 days after such hedging transaction is closed. In addition, dividends received on stock for which the Portfolio is obligated to make related payments (pursuant to a short sale or otherwise) with respect to positions in substantially similar or related property are subject to federal income tax at ordinary rates and do not qualify for favorable tax treatment. Also, holding periods required to receive tax-advantaged treatment of qualified dividends on a stock holding are suspended whenever the Portfolio has an option or contractual obligation to sell or an open short sale of substantially identical stock, is the grantor of an option to buy substantially identical stock or has diminished risk of loss in such stock by holding positions with respect to substantially similar or related property. The use of these investment techniques may require the Portfolio to commit or make available cash and, therefore, may not be available at such times as the Portfolio has limited holdings of cash. During 2003, the Portfolio held covered short positions that were closed in January. The Portfolio did not otherwise employ any of the techniques described above on securities holdings during the year ended December 31, 2003.

THE FUND'S REAL ESTATE INVESTMENTS THROUGH BELROSE REALTY CORPORATION. Separate from its investment in the Portfolio through Belvedere Company, the Fund invests in certain real estate investments through its subsidiary, Belrose Realty Corporation (Belrose Realty). The ownership structure of Belrose Realty is described below under "Organization of Belrose Realty and the Real Estate Joint Ventures". As referred to above under "Fund Overview - Structure of the Fund", the Fund invests in real estate investments to satisfy certain requirements of the Code for contributions of appreciated stocks to the Fund by Shareholders to be nontaxable. As of December 31, 2003, the consolidated real estate investments of Belrose Realty totaled approximately $530.2 million and represented 24.2% of the Fund's assets on a consolidated basis. The Fund acquired its real estate investments with borrowed funds, as described below under "Fund Borrowings". The Fund seeks a return on its real estate investments over the long-term that exceeds the cost of the borrowings incurred to acquire such investments.

At December 31, 2003, Belrose Realty invested in real estate joint ventures (Real Estate Joint Ventures) that are controlled by Belrose Realty and in a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership
Preference Units). As of December 31, 2003, approximately 89.3% of the consolidated real estate investments of Belrose Realty was investments in Real Estate Joint Ventures and approximately 10.7% was investments in Partnership Preference Units.

In the future, Belrose Realty may invest in other types of real estate investments, such as interests in real properties subject to long-term leases (Net Leased Properties). Belrose Realty may purchase real estate investments from, and sell them to, other investment funds sponsored by the Eaton Vance organization and REIT subsidiaries of such investment funds that are similar to Belrose Realty. Certain of the Partnership Preference Units acquired by Belrose Realty during 2003 were acquired from one such REIT subsidiary. See "Certain Real Estate Investment Transactions" in Item 13.

Boston Management serves as manager of Belrose Realty. In that capacity, Boston Management manages the investment and reinvestment of Belrose Realty's assets and administers its affairs. See Item 13 for a description of the management fee payable by Belrose Realty to Boston Management.

REAL ESTATE JOINT VENTURE INVESTMENTS. At December 31, 2003, Belrose Realty owned a controlling interest in three Real Estate Joint Ventures, Bel Apartment Properties Trust (Bel Apartment), Bel Communities Property Trust (Bel Communities) and Katahdin Property Trust LLC (Katahdin). With respect to each Real Estate Joint Venture, Belrose Realty owns a majority economic interest therein and controls a majority of its board of managers or trustees. Belrose Realty's approval is required for all major decisions affecting each Real Estate Joint Venture.

The day-to-day operating management of the real properties owned by each Real Estate Joint Venture is provided by the real estate operating company (the Operating Partner) that is the principal minority investor in the Real Estate Joint Venture or an affiliated company thereof. Each Operating Partner (or its affiliate) receives a property management fee for the services rendered to such properties. For the year ended December 31, 2003, property management fees relating to real properties held through the Real Estate Joint Ventures were approximately $2.6 million.

At December 31, 2003, the assets of the Real Estate Joint Ventures consisted of a total of 28 multifamily residential communities acquired from or in conjunction with the Operating Partner of the respective Real Estate Joint
Venture. See Item 2. Distributable cash flows from each Real Estate Joint Venture are allocated in a manner that provides Belrose Realty: 1) a priority position versus the Operating Partner with respect to a fixed annual preferred return; and 2) participation on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of Belrose Realty and a subordinated preferred return of the Operating Partner.

Financing for the Real Estate Joint Ventures consists primarily of fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures that generally are without recourse to Belrose Realty and the Fund, as described in "Risks of Real Estate Investments" in Item 7A(b). Both Belrose Realty and the respective Operating Partner invested equity in the Real Estate Joint Ventures. Belrose Realty's equity in the Real Estate Joint Ventures was acquired using the proceeds of Fund borrowings. At acquisition, Belrose Realty's equity investment in Bel Apartment, Bel Communities and Katahdin was approximately $31.6 million, approximately $37.9 and approximately $34.3 million, respectively.

A board of managers or trustees controlled by Belrose Realty oversees the performance of the Operating Partner and controls the major decisions of each Real Estate Joint Venture. In the case of Bel Apartment and Bel Communities, Belrose Realty controls three of the four seats on the board of trustees. In the case of Katahdin, Belrose Realty controls three out of five seats on the board of managers. The persons serving as managers or trustees on behalf of Belrose Realty are employees of Boston Management. See "Directors and Executive Officers" in Item 10. No director of Belrose Realty or manager or trustee of a Real Estate Joint Venture is a Shareholder of the Fund. Each Operating Partner of Belrose Realty's Real Estate Joint Ventures also serves as an operating partner of other Real Estate Joint Ventures that are majority owned by REIT subsidiaries of other similarly-structured investment funds sponsored by the Eaton Vance organization. Eaton Vance has no financial interest in the Real Estate Joint Ventures.

The Operating Partner of Bel Apartment and Bel Communities is ERP Operating Limited Partnership (ERP), an affiliate of Equity Residential. Equity Residential is a publicly owned, self-administered and self-managed REIT. Equity Residential is the largest publicly traded apartment company in America. As of December 31, 2003, Equity Residential owned or had investments in 968 apartment communities in 34 states consisting of 207,506 apartment units. Equity Residential's corporate headquarters are located in Chicago, Illinois. Equity Residential's common shares are traded on the New York Stock Exchange under the symbol "EQR". ERP owns 25% of the issued and outstanding shares of Bel Apartment and Bel Communities that are entitled to vote for election of trustees of Bel Apartment and Bel Communities. Belrose Realty owns the balance of such shares.

The Operating Partner of Katahdin is Archstone-Smith Operating Trust. Archstone-Smith Trust (Archstone-Smith), the sole trustee of Archstone-Smith Operating Trust, is a publicly owned REIT and a recognized leader in apartment investment and operations with a current market capitalization of $10.3 billion as of December 31, 2003. Archstone-Smith owns and operates a portfolio of high-rise and garden apartment communities concentrated in the greater Washington, D.C. metropolitan area, Southern California, the San Francisco Bay area, Chicago, Boston, Southeast Florida, Seattle and the greater New York City metropolitan area. As of December 31, 2003, Archstone-Smith owned or had an ownership position in 249 communities, representing 88,183 units, including units under construction. Archstone-Smith's corporate headquarters are located in Englewood, Colorado. Archstone-Smith is traded on the New York Stock Exchange under the symbol "ASN". Archstone-Smith owns 25% of the issued and outstanding shares of Katahdin that are entitled to Board representation. Belrose Realty owns the balance of such shares.

The Real Estate Joint Ventures include a buy/sell provision that can be exercised by either Belrose Realty or the Operating Partner after a fixed period of years. Pursuant to the buy/sell provision entered into at the time Bel Apartment was established, either Belrose Realty or the Bel Apartment Operating Partner can give notice on or after July 31, 2009 either to buy the other's equity interest in Bel Apartment or to sell its own equity interest in Bel Apartment. Bel Communities and Katahdin have similar buy/sell provisions with their respective Operating Partners. The Bel Communities and Katahdin buy/sell provisions can be invoked on or after November 27, 2009 and November 23, 2010, respectively.

A purchase or sale pursuant to a buy/sell provision would be made at a negotiated price. The agreement containing the buy/ sell provision applicable to a Real Estate Joint Venture continues indefinitely, but could be terminated upon the receipt of the requisite approval of the owners of the voting interests in the Real Estate Joint Venture. The sale to Belrose Realty by the Operating Partner of the Operating Partner's interest in Bel Apartment, Bel Communities or Katahdin would not affect the REIT qualification of Bel Apartment, Bel Communities or Katahdin. If Belrose Realty were to dispose of its interest in a Real Estate Joint Venture pursuant to a buy/sell provision, or otherwise, it may acquire an interest in a different real estate investment to replace the investment sold.

PARTNERSHIP PREFERENCE UNITS. Belrose Realty's investments in Partnership Preference Units represent preferred equity interests in real estate operating partnerships that are affiliated with publicly traded REITs. The assets of the partnerships that issued the Partnership Preference Units owned by Belrose Realty on December 31, 2003 consisted of direct or indirect ownership interests in real properties, including multifamily properties and office and industrial properties. The Partnership Preference Units owned by Belrose Realty as of December 31, 2003 are described in Item 7A and in the consolidated portfolio of investments included in the Fund's consolidated financial statements, which are incorporated by reference into Item 8. Eaton Vance is not, and has not been, involved in the management or operation of the real estate operating partnerships  that  issued the  Partnership  Preference  Units  owned by Belrose
Realty.

The Partnership Preference Units held by Belrose Realty were issued by partnerships that are not publicly-traded partnerships within the meaning of Code Section 7704(b). The Partnership Preference Units are perpetual life instruments (subject to call provisions) and are not, by their terms, readily convertible or exchangeable into cash or securities of the affiliated public company. Partnership Preference Units are not rated by a nationally-recognized rating agency, and such interests may not be as high in quality as issues that are rated investment grade.

Each issue of Partnership Preference Units held by Belrose Realty pays regular quarterly distributions at fixed rates from the net profits of the issuing partnership, with preferential rights over common and other subordinated units. None of the issues of Partnership Preference Units is or will be registered under the Securities Act and each issue is thus subject to restrictions on transfer.

ORGANIZATION OF BELROSE REALTY AND THE REAL ESTATE JOINT VENTURES. Belrose Realty and each Real Estate Joint Venture operate in such a manner as to qualify for taxation as REITs under the Code. As REITs, Belrose Realty and each Real Estate Joint Venture generally are not subject to federal income tax on that portion of their ordinary income or taxable gain that is distributed to stockholders each year. The Fund owns 100% of the common stock issued by Belrose Realty, and intends to hold all of Belrose Realty's common stock at all times. Belrose Realty and the respective Operating Partners own all of the common shares or similar interests of each Real Estate Joint Venture.

Belrose Realty and each Real Estate Joint Venture also have issued preferred shares to satisfy certain provisions of the Code, which require (among other things) that a REIT be beneficially owned in the aggregate by 100 or more persons. The preferred shares of each such entity are owned by approximately 105 charitable organizations that received the preferred shares as gifts. Each charitable organization that received preferred stock was an "accredited investor" (as defined in the Securities Act) with total assets in excess of $5 million at the time the organization received the preferred shares. Eaton Vance selected the charitable organizations from the charities for which it has matched employee contributions and/or suggestions from its employees or the Operating Partners. As of December 31, 2003, the total value of the preferred shares outstanding of Belrose Realty, Bel Apartment, Bel Communities and Katahdin was $210,000, $220,000, $220,000 and $216,000, respectively. Dividends on preferred shares are cumulative and payable annually at a dividend rate of 8% per year. The dividends paid on preferred shares have priority over payments on common shares. For the year ended December 31, 2003, Belrose Realty, Bel Apartment, Bel Communities and Katahdin paid or accrued distributions to preferred shareholders of $16,800, $17,600, $17,600 and $17,280, respectively.

FUND BORROWINGS. To finance its real estate investments held through Belrose Realty, the Fund has entered into credit arrangements with DrKW Holdings, Inc. (the DrKW Credit Facility) and Merrill Lynch Mortgage Capital, Inc. (the MLMC Credit Facility) (collectively, the Credit Facility). The Credit Facility is secured by a pledge of the Fund's assets, excluding the assets of Bel Apartment, Bel Communities and Katahdin, and expires in June 2010. At December 31, 2003, the total principal amount outstanding under the Credit Facility was $183.3 million. The Credit Facility is also used to provide for selling commissions, organizational expenses and any short-term liquidity needs of the Fund. Under certain circumstances, the Fund may increase the size of the Credit Facility and the amount of outstanding borrowings thereunder.

Borrowings under the DrKW Credit Facility accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of December 31, 2003, outstanding borrowings under the DrKW Credit Facility totaled $177.0 million.

The Fund may borrow up to $57.0 million under the MLMC Credit Facility, of which up to $10 million may be letters of credit. Borrowings under the MLMC Credit Facility accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of December 31, 2003, outstanding borrowings under the MLMC Credit Facility totaled $6.3 million. There were two letters of credit issued totaling $2.1 million as of December 31, 2003. The unused loan commitment amount totaled $48.6 million. A commitment fee of 0.10% per annum is paid on the unused commitment amount. The Fund pays all fees associated with issuing letters of credit.

Obligations under the Credit Facility are without recourse to Fund Shareholders. As described above, financing for the the Real Estate Joint Ventures consists primarily of fixed-rate secured mortgage debt obligations of the the Real Estate Joint Ventures that are without recourse to Fund Shareholders and are generally without recourse to Belrose Realty and the Fund, as described under "Risks of Real Estate Investments" in Item 7A(b).

INTEREST RATE SWAP AGREEMENTS. The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. (MLCS) to fix the cost of borrowings under the Credit Facility used to acquire Belrose Realty's equity in its real estate investments. Pursuant to the interest rate swap agreements, the Fund makes cash payments to MLCS at fixed rates in exchange for floating rate payments from MLCS that fluctuate with one-month LIBOR. The interest rate swap agreements entered into with respect to Belrose Realty's real estate investments extend until June 25, 2010 and provide for the Fund to make payments to MLCS at fixed rates averaging 4.10%. See Note 7 to the Fund's consolidated financial statements incorporated by reference into Item 8.

THE EATON VANCE ORGANIZATION. The Eaton Vance organization sponsors the Fund. Eaton Vance serves as the Fund's manager. Boston Management serves as the Fund's investment adviser and as manager of Belrose Realty. EV Distributors served as the Fund's placement agent. The Fund's business affairs are conducted by Eaton Vance (as its manager) and its investment operations are conducted by Boston Management (as its adviser). The Fund's officers are employees of Eaton Vance. Eaton Vance, Boston Management and EV Distributors are indirect wholly-owned subsidiaries of Eaton Vance Corp., a publicly-traded holding company that, through its affiliates and subsidiaries, engages primarily in investment management, administration and marketing activities.

As noted above, the Fund pursues its objective primarily by investing in Belvedere Company. Belvedere Company invests exclusively in the Portfolio. Boston Management acts as investment adviser of the Portfolio and manager of Belvedere Company. EV Distributors acts as placement agent for Belvedere Company and the Portfolio. As of December 31, 2003, the assets of the Fund represented approximately 2.7% of assets under management by Eaton Vance and its affiliates. The offices of the Fund, Eaton Vance, Boston Management and EV Distributors are located at 255 State Street, Boston, Massachusetts 02109.

CONFLICTS OF INTEREST. Boston Management and other Eaton Vance affiliates are subject to certain conflicts of interests in their dealings with the Fund, Belrose Realty, Belvedere Company and the Portfolio. Also investing in the Portfolio are other investment companies sponsored by Eaton Vance. Portfolio management activities with respect to securities contributed to the Portfolio may have different tax consequences for the contributing investor in the Portfolio than for other investors in the Portfolio. Boston Management manages the Portfolio in pursuit of long-term, after-tax returns for all investors in the Portfolio and, with respect to contributed securities, takes into account the tax position of the contributing investor in the Portfolio. Whenever conflicts of interest arise, Eaton Vance, Boston Management and other Eaton Vance affiliates will endeavor to exercise their discretion in a manner that they believe is equitable to all interested persons.

Belrose Realty may purchase real estate investments from the REIT subsidiaries of other funds similar in purpose to the Fund that are sponsored by the Eaton Vance organization. Belrose Realty may also co-invest with such entities in real estate investments and sell real estate investments to such entities. In any such transaction, the assets purchased and sold will be valued in good faith by Boston Management, after consideration of factors, data and information that Boston Management considers relevant. Transaction prices generally include an allocation of the original costs incurred in creating and acquiring the transferred assets. Real estate investments are often difficult to value and others could in good faith arrive at valuations different from those of Boston Management.

ITEM 2.  PROPERTIES.
--------------------

The Fund does not own any physical properties, other than indirectly through Belrose Realty's investments. As of December 31, 2003, Belrose Realty held investments in Partnership Preference Units of three issuers. At December 31, 2003, Belrose Realty owned majority interests in the Real Estate Joint Ventures, Bel Apartment, Bel Communities and Katahdin, whose assets are reflected in the consolidated financial statements of the Fund. Bel Apartment owns ten multifamily residential properties located in seven states (Washington, Tennessee, North Carolina, Arizona, Florida, Georgia and Texas). Bel Communities owns twelve multifamily residential properties located in eleven states (Texas, Arizona, Georgia, North Carolina, Oregon, Minnesota, Maryland, Washington,
Oklahoma, Tennessee and Florida). Katahdin owns six multifamily residential properties located in five states (Florida, Texas, North Carolina, New Mexico and Washington).

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

Although  in the  ordinary  course of  business,  the Fund,  Belrose  Realty and
Belrose Realty's controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

                                     PART II
                                     -------

ITEM 5. DETERMINING NET ASSET VALUE, MARKET FOR FUND SHARES AND RELATED SHAREHOLDER MATTERS.
         ---------------------------------------------------------------

This Item and other Items in this report contain summaries of certain provisions contained in the Limited Liability Company Agreement of the Fund (the LLC Agreement), which was filed as an exhibit to the Fund's registration statement on Form 10. All such summaries are qualified in their entirety by the actual provisions of the LLC Agreement, which are incorporated by reference herein.

(A) MARKET INFORMATION, RESTRICTIONS ON TRANSFERS AND REDEMPTION OF SHARES.
---------------------------------------------------------------------------

TRANSFERS OF FUND SHARES. There is no established public trading market for the Shares of the Fund. Other than transfers to the Fund in a redemption, transfers of Shares are expressly prohibited by the LLC Agreement of the Fund without the consent of Eaton Vance. Eaton Vance's consent to a transfer may be withheld in its sole discretion for any reason or for no reason.

The Shares have not been and will not be registered under the Securities Act, and may not be resold unless an exemption from such registration is available. Shareholders have no right to require registration of the Shares and the Fund does not intend to register the Shares under the Securities Act or take any action to cause an exemption (whether pursuant to Rule 144 of the Securities Act or otherwise) to be available.

The Fund is not and will not be registered under the 1940 Act, and no transfer of Shares may be made if, as determined by Eaton Vance or counsel to the Fund, such transfer would result in the Fund being required to be registered under the 1940 Act. In addition, no transfer of Shares may be made unless, in the opinion of counsel for the Fund, such transfer would not result in termination of the Fund for purposes of Section 708 of the Code or result in the classification of the Fund as an association or a publicly traded partnership taxable as a corporation under the Code.

In no event shall all or any part of a Shareholder's Shares be assigned to a minor or an incompetent, unless in trust for the benefit of such person. Shares may be sold, transferred, assigned or otherwise disposed of by a Shareholder only if it is determined by Eaton Vance or counsel to the Fund that such transfer, assignment or disposition would not violate federal securities or state securities or "blue sky" laws (including investor qualification standards).

There are no outstanding options or warrants to purchase, or securities convertible into, Shares of the Fund. Shares of the Fund cannot be sold pursuant to Rule 144 under the Securities Act, and the Fund does not propose to publicly offer any of its Shares at any time.

REDEMPTION OF FUND SHARES. Shares of the Fund may be redeemed on any business day. The redemption price of Shares that are redeemed is based on the Fund's net asset value next computed after receipt of the redemption request. Shares redeemed within three years of issuance are generally subject to a redemption fee equal to 1% of the net asset value of the Shares redeemed. See Item 13.

The Fund satisfies redemption requests principally by distributing securities drawn from the Portfolio, but may also distribute cash. If requested by a redeeming Shareholder, the Fund will satisfy a redemption request by distributing securities that were contributed by the redeeming Shareholder, provided that such securities are held in the Portfolio at the time of redemption. The securities contributed by a Shareholder will not be distributed to any other Shareholder in the Fund (or to any other investor in Belvedere Company or the Portfolio) during the first seven years following their contribution unless the contributing Shareholder has withdrawn from the Fund.

Under most circumstances, a redemption from the Fund that is settled with securities as described herein will not result in the recognition of capital gains by the Fund or by the redeeming Shareholder. The redeeming Shareholder would generally recognize capital gains upon the sale of the securities received through redemption. If a redeeming Shareholder receives cash in addition to securities to settle a redemption, the amount of cash received will be taxable to the Shareholder to the extent it exceeds such Shareholder's tax basis in Fund Shares. Shareholders should consult their tax advisors about the tax consequences of redeeming Fund Shares.

A Shareholder redemption request within seven years of a contribution of securities by such Shareholder will ordinarily be satisfied by distributing securities that were contributed by such Shareholder, prior to distributing to such Shareholder any other securities held in the Portfolio. Securities contributed by a Shareholder may be distributed to other Shareholders in the Fund (or to other investors in Belvedere Company or the Portfolio) after a holding period of at least seven years and, if so distributed, would not be available to meet subsequent redemption requests made by the contributing Shareholder.

If requested by a redeeming Shareholder making a redemption of at least $1 million occurring more than seven years after such Shareholder's final contribution of securities to the Fund, the Fund will generally distribute to the redeeming Shareholder a diversified basket of securities representing a range of industry groups that is drawn from the Portfolio, but the selection of individual securities would be made by Boston Management in its sole discretion. No interests in Real Estate Joint Ventures, Partnership Preference Units or other real estate investments held by Belrose Realty will be distributed to meet a redemption request, and "restricted securities" will be distributed only to the Shareholder who contributed such securities or such Shareholder's successor in interest.

Other than as set forth above, the allocation of each redemption between securities and cash and the selection of securities to be distributed will be at the sole discretion of Boston Management. Distributed securities may include securities contributed by Shareholders as well as other readily marketable securities held in the Portfolio. The value of securities and cash distributed to meet a redemption will equal the net asset value of the number of Shares being redeemed less any applicable redemption fee. The Fund's Credit Facility prohibits the Fund from honoring redemption requests while there is an event of default outstanding under the Credit Facility.

The Fund may compulsorily redeem all or a portion of the Shares of a Shareholder if the Fund has determined that such redemption is necessary or appropriate to avoid registration of the Fund or Belvedere Company under the 1940 Act, or to avoid adverse tax or other consequences to the Portfolio, Belvedere Company, the Fund or Fund Shareholders, including those arising as the result of applicable anti-money laundering requirements. No redemption fee is payable in the event of compulsory redemption.

A capital account for each Shareholder is maintained on the books of the Fund. The account reflects the value of such Shareholder's interest in the Fund, which is adjusted for profits, liabilities and distributions allocable to such account in accordance with Article 6 of the Fund's LLC Agreement.

Subject to the consent of the manager of the Fund, a Shareholder may make an estate freeze election pursuant to which all or a portion of such Shareholder's Shares will be divided into Preferred Shares and Common Shares (Estate Freeze Shares). Such division will be made in accordance with the terms of the LLC Agreement. Estate Freeze Shares are not transferable without the consent of the Fund's manager and have no redemption rights or voting or consent rights.

DETERMINING NET ASSET VALUE. Boston Management, as investment adviser, is responsible for determining the value of the Fund's assets. The Fund's custodian, Investors Bank & Trust Company, calculates the value of the assets of the Fund, Belvedere Company and the Portfolio each day that the New York Stock Exchange (NYSE) is open for trading, as of the close of regular trading on the NYSE. The Fund's net asset value per Share is calculated by dividing the value of the Fund's total assets, less its liabilities, by the number of Shares outstanding.

The Fund's net assets are valued in accordance with the Fund's valuation procedures and reflect the value of its directly-held assets and liabilities, as well as the net asset value of the Fund's investment in the Portfolio held through Belvedere Company and in real estate investments held through Belrose Realty. The Trustees of the Portfolio have established procedures for the fair valuation of the Portfolio's assets under normal market conditions. Pursuant to these procedures, marketable securities listed on U.S. securities exchanges generally are valued at the last sale price on the day of the valuation or, if there were no sales, at the mean between the closing bid and asked prices therefor on the exchange where such securities are principally traded. Marketable securities listed on the NASDAQ National Market System generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the last available bid and asked prices. Exchange-traded options are valued at the last sale price for the day of valuation as quoted on the principal exchange or board of trade on which the options are traded, or in the absence of a sale on such day, at the mean between the latest bid and asked prices therefor. Futures positions on securities or currencies are generally valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. If short-term debt securities were acquired with a remaining maturity of more than 60 days, their amortized cost value will be based on their value on the sixty-first day prior to maturity. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service.

The daily valuation of foreign securities held by the Portfolio generally is determined as of the close of trading on the principal exchange on which such securities trade. Events occurring after the close of trading on foreign exchanges may result in adjustments to the valuation of foreign securities to more accurately reflect their fair value as of the close of regular trading on the NYSE. The Portfolio may rely on an independent fair valuation service in adjusting the valuations of foreign securities. Foreign securities and currencies held by the Portfolio are valued in U.S. dollars, as calculated by the Portfolio's custodian based on foreign currency exchange rate quotations supplied by an independent quotation service. All other securities are valued at fair value as determined in good faith by or at the direction of the Portfolio's Trustees considering relevant factors, data and information including the market value of freely tradable securities of the same class in the principal market on which such securities are normally traded.

The Fund's real estate investments are valued each day as determined in good faith by Boston Management, as investment adviser to Belrose Realty, after consideration of relevant factors, data and information. The procedures for valuing Belrose Realty's assets are described under "Critical Accounting Estimates" in Item 7 and under "Risks of Real Estate Investments" in Item 7A. Boston Management values the Fund's interest rate swap agreements based upon dealer and counterparty quotes and pricing models which take into consideration the market trading prices of interest rate swap agreements that have similar terms to the Fund's interest rate swap agreements. Fixed liabilities of the Fund generally are stated at principal value.

HISTORIC NET ASSET VALUES. Set forth below are the high and low net asset values per Share (NAVs) of the Fund for each full quarter during the year ended December 31, 2003 and the period from the start of business March 19, 2002, to December 31, 2002, the closing NAV on the last business day of each full quarter, and the percentage change in NAV during each such quarter.

                                             NAV at          Quarterly %
Quarter Ended     High NAV     Low NAV     Quarter End     Change in NAV(1)
-------------     --------     -------     -----------     ----------------
  12/31/03         $95.84      $87.50        $95.84            12.04%
   9/30/03         $89.11      $83.47        $85.54             2.53%
   6/30/03         $86.26      $74.16        $83.43            13.63%
   3/31/03         $80.32      $69.02        $73.42            -4.48%
  12/31/02         $80.81      $68.26        $76.86             6.71%
   9/30/02         $85.21      $69.13        $72.03           -16.20%
   6/30/02         $98.05      $84.30        $85.95           -12.44%

(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, if redeemed, may be worth more or less than their original cost. Changes in NAV are historical. Performance is for the stated time period only; due to market volatility, the Fund's current performance may be lower or higher. For more information about the performance of the Fund, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

(B) RECORD HOLDERS OF SHARES OF THE FUND.
-----------------------------------------

As of March 1, 2004, there were 627 record holders of Shares of the Fund.

(C) DISTRIBUTIONS.
------------------

INCOME AND CAPITAL GAIN DISTRIBUTIONS. The Fund intends to distribute each year the amount of its net investment income for such year, if any. The Fund also intends to make annual capital gain distributions equal to approximately 18% (reduced from 22% to reflect the reduction in federal long-term capital gains rates) of the amount of its net realized capital gains, if any, other than precontribution gain allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event for a security contributed to the Fund by that Shareholder or that Shareholder's predecessor in interest. The Fund's net investment income and net realized gains include the Fund's allocated share of the net investment income and net realized gains of Belrose Realty, Belvedere Company and, indirectly, the Portfolio. The Fund's distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income (or loss) and net realized gain (or loss) as set forth in the Fund's consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under generally accepted accounting principles. Because the

Portfolio invests primarily in lower yielding securities, seeks to avoid net realized short-term capital gains and bears certain ongoing expenses, it is not expected that income distributions will be significant. The Fund intends to pay distributions (if any) on the last business day of each fiscal year of the Fund (which concludes on December 31) or shortly thereafter. The Fund's distribution rates with respect to realized gains may be adjusted in the future to reflect changes in the effective maximum marginal individual federal tax rate applicable to long-term capital gains.

Shareholder distributions with respect to net investment income and realized post-contribution gains are made pro rata in proportion to the number of Shares held as of the record date of the distribution. All distributions (including Special Distributions described below) are paid by the Fund in cash. Distributions are generally not taxable to the recipient Shareholder unless the distributions exceed the recipient Shareholder's tax basis in Fund Shares. The Fund's Credit Facility prohibits the Fund from making any distribution to Shareholders while there is an event of default outstanding under the Credit Facility.

On January 14, 2004, the Fund made a distribution of $0.77 per Share to Shareholders of record on January 13, 2004. On January 17, 2003, the Fund made a distribution of $0.05 per Share to Shareholders of record on January 16, 2003. The Fund made no distributions for the period from March 19, 2002 through December 31, 2002.

SPECIAL DISTRIBUTIONS. In addition to the income and capital gain distributions described above, the Fund also makes distributions whenever a Shareholder recognizes a precontribution gain (other than precontribution gain allocated to a Shareholder in connection with a tender offer or other extraordinary corporate event involving a security contributed by such Shareholder) (a Special Distribution). Special Distributions generally equal approximately 18% of the amount of realized precontribution gains plus approximately 4% of the allocated precontribution gain or such other percentage as deemed appropriate to compensate Shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and Special Distributions. Special Distributions will be made solely to the Shareholders to whom the precontribution gain is allocated. The Fund does not intend to make Special Distributions to a Shareholder in respect of realized precontribution gain allocated to a Shareholder in connection with a tender offer or other extraordinary corporate event involving a security contributed by such Shareholder. There were no Special Distributions for the year ended December 31, 2003 or for the period from the start of business, March 19, 2002, to December 31, 2002.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

TABLE OF SELECTED FINANCIAL DATA. The consolidated data referred to below reflects the Fund's historical results for the year ended December 31, 2003, and for the period from March 19, 2002 through December 31, 2002. The following information should be read in conjunction with all of the consolidated financial statements and related notes incorporated by reference into Item 8 The other consolidated data referred to below is as of each period end.

                                                                    Year Ended            Period Ended
                                                                 December 31, 2003     December 31, 2002(1)
                                                                 -----------------     --------------------
Total investment income                                           $   82,312,956         $   44,487,727
Interest expense                                                  $   29,114,183         $   16,926,050
Net expenses (including interest expense)                         $   65,089,736         $   37,590,944
Net investment income                                             $   15,279,642         $    5,431,684
Minority interests in net income of controlled subsidiaries       $   (1,943,578)        $   (1,465,099)
Net realized gain                                                 $    2,449,130         $    5,188,827
Net change in unrealized appreciation (depreciation)              $  311,836,713         $ (129,398,897)
Net increase (decrease) in net assets from operations             $  329,565,485         $ (118,778,386)
Total assets                                                      $2,193,109,315         $1,791,207,727
Loan payable                                                      $  183,300,000         $  155,300,000
Mortgages payable                                                 $  344,219,483         $  344,219,483
Net assets                                                        $1,632,454,758         $1,242,001,655
Shares outstanding                                                    17,032,796             16,160,271
Net asset value and redemption price per Share                    $        95.84         $        76.86
Net increase (decrease) in net assets from operations per Share   $        19.03         $       (23.14)
Distribution paid per Share                                       $         0.05(3)      $         0.00(2)

(1)  The Fund  commenced its  investment  operations on March 19, 2002.  Certain
     amounts   have  been   reclassified   to  conform  with  the  current  year
     presentation.

(2) On January 17, 2003, the Fund made a distribution of $0.05 per Share to Shareholders of record on January 16, 2003.

(3) On January 14, 2004, the Fund made a distribution of $0.77 per Share to Shareholders of record on January 13, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

THE INFORMATION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS TYPICALLY ARE IDENTIFIED BY USE OF TERMS SUCH AS "MAY," "WILL," "SHOULD," "MIGHT," "EXPECT," "ANTICIPATE," "ESTIMATE," AND SIMILAR WORDS, ALTHOUGH SOME FORWARD-LOOKING STATEMENTS ARE EXPRESSED DIFFERENTLY. THE ACTUAL RESULTS OF THE FUND COULD DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS. THE FUND UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE, EXCEPT AS REQUIRED BY APPLICABLE LAW. FACTORS THAT COULD AFFECT THE FUND'S PERFORMANCE INCLUDE A DECLINE IN THE U.S. STOCK MARKETS OR IN GENERAL ECONOMIC CONDITIONS, ADVERSE DEVELOPMENTS AFFECTING THE REAL ESTATE INDUSTRY, OR FLUCTUATIONS IN INTEREST RATES. SEE "QUALITATIVE INFORMATION ABOUT MARKET RISK" IN ITEM 7A BELOW.

The following discussion should be read in conjunction with the Fund's consolidated financial statements and related notes incorporated by reference into Item 8.

(A) RESULTS OF OPERATIONS.
--------------------------

Increases and decreases in the Fund's net asset value per Share are derived from net investment income or loss, and realized and unrealized gains and losses on investments. The Fund's net investment income (or loss) is determined by subtracting the Fund's total expenses from its investment income and then deducting the minority interest in net income of Belrose Realty's controlled subsidiaries. The Fund's investment income includes the net investment income allocated to the Fund from Belvedere Company, rental income from the properties owned by Belrose Realty's controlled subsidiaries, partnership income allocated to the Partnership Preference Units owned by Belrose Realty and interest earned on the Fund's short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends and interest allocated to Belvedere Company by the Portfolio less the expenses of Belvedere Company allocated to the Fund. The Fund's total expenses include the Fund's investment advisory and administrative fees, property management fees, distribution and servicing fees, interest expense from mortgages owned by Belrose Realty's controlled subsidiaries, interest expense on the Credit Facility, property and maintenance expenses and property taxes and insurance expenses relating to the properties owned by Belrose Realty's controlled subsidiaries, and other miscellaneous expenses. The Fund's realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund's indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belrose Realty, the Fund's interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

The realized and unrealized gains and losses on investments and interest rate swap agreements have the most significant impact on the Fund's net asset value per Share and result primarily from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the U.S. stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions.

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance, as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the Standard & Poor's 500 Composite Index (the S&P 500) as the Fund's primary performance benchmark. The S&P 500 is a broad-based unmanaged index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interest in the Portfolio. In measuring the performance of the Fund's real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowing incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of its borrowings under the Credit Facility used to acquire Belrose Realty's equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value.

The Fund's total return for the year ended December 31, 2003 was 24.77%. This return reflects an increase in the Fund's net asset value per Share from $76.86 to $95.84 and a distribution of $0.05 per share during the period. For comparison, the S&P 500 had a total return of 28.67% over the same period. The combined impact on performance of the Fund's investment activities outside of the Portfolio was modestly positive for the year ended December 31, 2003. The performance of the Fund exceeded that of the Portfolio by approximately 0.9% for the year.

The Fund had a total return of -23.14% for the period from the start of business, March 19, 2002, to December 31, 2002. This return reflected a decrease in the Fund's net asset value per Share from $100.00 to $76.86. For comparison, the S&P 500 had a total return of -23.45% over the same period. For the period from the start of business, March 19, 2002, to December 31, 2002, the performance of the Fund trailed that of the Portfolio by approximately 1.8%.

PERFORMANCE OF THE PORTFOLIO. U.S. equities experienced a successful 2003 with most major indices posting their first annual gains since 1999. Strength in the broader market was a function of a favorable economic environment: historically low inflation and interest rates coupled with robust earnings growth and continued consumer strength. While the Portfolio's performance for the year ended December 31, 2003 of 23.88% was strong, the Portfolio trailed the S&P 500, which had a total return of 28.67% for the year. The total return of the Portfolio for the period from March 19, 2002 to December 31, 2002 was -21.31%.

----------------------
(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost. Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Performance is for the stated time period only; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500. It is not possible to invest directly in an Index.

The Portfolio's sector allocation in 2003 was substantially unaltered from 2002 in that the Portfolio continued to maintain overweighted positions in the industrial, consumer discretionary and financials sectors. Although these sectors generally performed well during 2003, the sub-par performance of the Portfolio's holdings across the constituent industries, and multi-line retail and aerospace/defense names in particular, hindered its performance. The Portfolio's continued underweight of the best performing sector of the year, information technology, was another factor contributing to the Portfolio's relative underperformance versus the S&P 500. As in 2002, lack of earnings visibility and unattractive valuations caused Boston Management, the Portfolio's investment adviser, to remain cautious on the technology sector. A similar rationale prompted a de-emphasis of the telecommunications sector, the underweighting of which had a positive impact on the Portfolio's return in 2003.

During the year, Boston Management increased the Portfolio's allocation to more economically sensitive sectors, such as consumer discretionary and energy, from 2002 levels. This shift, particularly with respect to investments in pro-cyclical industries such as consumer electronics, energy services, and oil and gas, was particularly beneficial. Financial and health care investments also contributed to relative performance in 2003, with strong performance by consumer finance, pharmaceuticals and biotechnology investments. While the Portfolio remained underweighted in the materials and the utilities sectors during 2003, stock selections in the electric and gas utilities groups positively impacted returns for the year.

Unlike in 2002, the market favored lower quality and higher volatility securities in 2003, something that is not unusual when coming out of an economic slowdown or bear market. The Portfolio's policy of investing primarily in higher quality securities and its valuation discipline contributed to its underperformance versus its benchmark and the Portfolio's more aggressive peers during the past year. Looking forward, Boston Management believes the economic recovery will continue at a sustainable pace, and that the market will better reward quality companies that can consistently deliver earnings. The longer-term success of the Portfolio will be determined by the performance of U.S. equity markets and the ability of Boston Management's research staff to deliver superior stock selection versus the Portfolio's benchmark. Higher quality investments are gradually gaining strength in the market, and the Portfolio's investment focus will continue to be in companies with strong business franchises and solid long-term earnings prospects.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments held through Belrose Realty include majority interests in Real Estate Joint Ventures and investments in Partnership Preference Units. During 2002, Belrose Realty acquired interests in Real Estate Joint Ventures, which increased the number of properties held through Real Estate Joint Ventures, and also acquired Partnership Preference Units during 2003 and 2002.

During the year ended December 31, 2003, the Fund's real estate operations continued to be impacted by weak multifamily market fundamentals. While rental income from real estate operations increased to $64.7 million for the year ended December 31, 2003 compared to $37.9 million for the period from the start of business, March 19, 2002, to December 31, 2002, an increase of $26.8 million or 71%, this increase was principally due to the greater number of properties held through Real Estate Joint Ventures during the year ended December 31, 2003 (and the longer period of time for which investments in such Real Estate Joint Ventures were held). This increase was offset in part by increased rent concessions and/or reduced apartment rental rates and lower occupancy levels, a trend that continued from 2002.

Property operating expenses totaled $28.6 million for the year ended December 31, 2003 compared to $16.3 million for the period from the start of business, March 19, 2002, to December 31, 2002, an increase of $12.3 million or 75% (property operating expenses are before certain operating expenses of Belrose Realty of approximately $3.2 million for the year ended December 31, 2003 and approximately $1.7 million for the period from the start of business, March 19, 2002, to December 31, 2002). The increase in property operating expenses was principally due to the greater number of properties held through Real Estate Joint Ventures during the year ended December 31, 2003 (and the longer period of time for which investments in such Real Estate Joint Ventures were held). While the U.S. economy showed signs of strength during the year ended December 31, 2003, significant employment growth has not occurred in most markets and low interest rates have contributed to continued apartment move-outs (due to new home purchases) and ongoing development of new multifamily properties. As a result, Boston Management, Belrose Realty's manager, expects that real estate operating results in 2004 will be modestly below the levels of 2003.

At December 31, 2003, the estimated fair value of the real properties held through Belrose Realty was $473.5 million compared to $470.6 million at December 31, 2002, an increase of $2.9 million or 1%. The modest increase in estimated real property values at December 31, 2003 resulted from declines in capitalization rates in a lower-return environment, which more than offset the impact of lower income expectations on property values. The capitalization rate, a term commonly used in the real estate industry, is the rate of return percentage applied to actual or estimated income levels to determine the value of a real estate investment. Belrose Realty saw unrealized appreciation in the estimated fair value of its other real estate investments (which includes Real Estate Joint Ventures) of approximately $3.6 million during the year ended December 31, 2003 compared to approximately $1.0 million in unrealized depreciation during the period from the start of business, March 19, 2002, to December 31, 2002.

For the year ended December 31, 2003, Belrose Realty's investments in Partnership Preference Units continued to benefit from low interest rates and tighter spreads on real estate securities. In addition, because Belrose Realty acquired additional Partnership Preference Units over the past twelve months, the fair value of Belrose Realty's Partnership Preference Units has increased. At December 31, 2003, the estimated fair value of the Partnership Preference Units totaled $56.7 million compared to $41.8 million at December 31, 2002, an increase of $14.9 million or 36%. The increase in value, due primarily to the greater number of Partnership Preference Units held at December 31, 2003, also reflects increases in the per unit value of the Partnership Preference Units. The Fund saw unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $6.8 million during the year ended December 31, 2003 compared to unrealized appreciation of approximately $0.8 million for the period from the start of business, March 19, 2002, to December 31, 2002.

Distributions received from Partnership Preference Units for the year ended December 31, 2003 totaled $4.6 million compared to $1.7 million for the period from the start of business, March 19, 2002, to December 31, 2002, an increase of $2.9 million. The increase was due to a larger number of Partnership Preference Units held during the year ended December 31, 2003 and the longer period they were held.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the year ended December 31, 2003, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $3.7 million, compared to net realized and unrealized losses of $13.6 million for the period from the start of business, March 19, 2002, to December 31, 2002. Net realized and unrealized losses on swap agreements in 2003 consisted of $0.8 million of net realized and unrealized gains due to changes in swap agreement valuations, offset by $4.5 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund's consolidated statement of operations). In 2002, the Fund had net realized and unrealized losses of $11.6 million due to swap agreement valuation changes and $2.0 million of swap agreement periodic payments. The positive contribution to 2003 Fund performance from changes in swap agreement valuations was attributable to a rise in swap rates during the year. The impact on 2002 Fund performance from changes in swap valuations was due primarily to a a decline in swap rates during the period.

On October 1, 2003, the Fund terminated all of its then outstanding swap agreements and entered into new agreements to fix the cost of a substantial portion of Fund borrowings under the Credit Facility. The Fund realized a loss of approximately $12.2 million on the swap agreement terminations.

(B) LIQUIDITY AND CAPITAL RESOURCES.
------------------------------------

OUTSTANDING BORROWINGS. As of December 31, 2003, the Fund had outstanding borrowings of $183.3 million and unused loan commitments of $48.6 million under the Credit Facility. The Credit Facility is used primarily to finance the Fund's equity in its real estate investments and will continue to be used for such purpose in the future. The Credit Facility may also be used for any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder for these purposes.

As of December 31, 2003, Bel Apartment had outstanding borrowings consisting of fixed-rate secured mortgage debt obligations of $107.4 million. As of such date, Bel Communities and Katahdin had outstanding borrowings consisting of fixed-rate secured mortgage debt obligations of $121.0 million and $115.9 million.

LIQUIDITY. The Fund may redeem shares of Belvedere Company at any time. Both Belvedere Company and the Portfolio normally follow the practice of satisfying redemptions by distributing securities drawn from the Portfolio. Belvedere Company and the Portfolio may also satisfy redemptions by distributing cash. As of December 31, 2003, the Portfolio had cash and short-term investments totaling $122.4 million. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings at December 31, 2003. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of December 31, 2003, illiquid assets (consisting of restricted securities not available for current public sale) constituted 0.3% of the net assets of the Portfolio.

The liquidity of Belrose Realty's Real Estate Joint Venture investments is extremely limited, and relies principally upon buy/sell arrangements with the Operating Partners that may be exercised on or after July 31, 2009 (for Bel Apartment), November 27, 2009 (for Bel Communities) and November 23, 2010 (for Katahdin). See "Real Estate Joint Venuture Investments" under "The Fund's Real Estate Investments through Belrose Realty Corporation" in Item 1. Transfers of Belrose Realty's interest in the Real Estate Joint Ventures to parties other than the relevant Operating Partner are restricted by terms of the operating management agreements, buy/sell arrangements with the Operating Partners, and lender consent requirements. The Partnership Preference Units held by Belrose Realty are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are illiquid.

(C) OFF-BALANCE SHEET ARRANGEMENTS.
-----------------------------------

The Fund is required to disclose off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to Shareholders. An off-balance sheet arrangement includes any contractual arrangement to which an unconsolidated entity is a party and under which the Fund has certain specified obligations. As of December 31, 2003, the Fund did not have any such off-balance sheet arrangements.

(D) THE FUND'S CONTRACTUAL OBLIGATIONS.
---------------------------------------

The following table sets forth the amounts of payments due under the specified contractual obligations outstanding on December 31, 2003:

                                                                           Payments due:
-----------------------------------------------------------------------------------------------------------------------------
Type of Obligation                           Total      Less than 1 Year   1-3 Years       3-5 Years   More than 5 Years
-----------------------------------------------------------------------------------------------------------------------------
Long Term Debt:
  Mortgage Debt(1)                        $344,219,483     $       --     $        --     $        --     $344,219,483
  Borrowings under Credit Facility(2)     $183,300,000     $       --     $        --     $        --     $183,300,000
Purchase Obligations(3)
Other Long Term Liabilities:
   Interest Rate Swap Agreements(4)       $ 40,634,108     $6,268,575     $12,537,151     $12,537,151     $  9,291,231
-----------------------------------------------------------------------------------------------------------------------------
Total                                     $568,153,591     $6,268,575     $12,537,151     $12,537,151     $536,810,714
-----------------------------------------------------------------------------------------------------------------------------

(1) The rental property held by Belrose Realty is financed through mortgages issued to each Real Estate Joint Venture. Each mortgage is secured by the underlying rental property and is generally without recourse to the other assets of the Fund or Belrose Realty as described in "Risks of Real Estate Investments" in Item 7A(b). The mortgages mature during 2010 and 2011. Mortgage obligations cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty or without the sale of the associated rental property.

(2) To finance its real estate investments held through Belrose Realty, the Fund has entered into a Credit Facility with $183.3 million of borrowings outstanding as of December 31, 2003. The Credit Facility is secured by a pledge of the Fund's assets, excluding the assets of Bel Apartment, Bel Communities and Katahdin, and expires in June 2010. The Credit Facility is primarily used to finance the Fund's equity in its real estate investments and will continue to be used for such purpose in the future.

(3) The Fund and Belrose Realty have entered into agreements with certain service providers pursuant to which the Fund and Belrose Realty pay fees as a percentage of assets. These fees include fees paid to Eaton Vance and its affiliates (which are described in Item 13). These agreements generally continue indefinitely unless terminated by the Fund or Belrose Realty (as applicable) or the service provider. For the year ended December 31, 2003, these fees equaled approximately 1.04% of the Fund's net assets. Because these fees are based on the Fund's assets (which will fluctuate over time) it is not possible to specify the dollar amounts payable in the future.

(4) The Fund has entered into interest rate swap agreements to fix the cost of borrowings under the Credit Facility used to acquire Belrose Realty's equity in its real estate investments. Pursuant to the interest rate swap agreements, the Fund makes cash payments to MLCS at fixed rates in exchange for floating rate payments from MLCS that fluctuate with one-month LIBOR. The amounts disclosed in the table represent the fixed interest amounts payable by the Fund. The periodic floating rate payments that the Fund expects to receive pursuant to the agreements will reduce the fixed interest cost to the Fund. The swap agreements expire on June 25, 2010.

(E) CRITICAL ACCOUNTING ESTIMATES.
----------------------------------

The Fund's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and where such different or changed estimates would materially impact the Fund's financial condition, changes in financial condition or results of operations. The Fund's significant accounting policies are discussed in Note 2 of the notes to consolidated financial statements; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

The Fund has determined that the valuation of the Fund's real estate investments (including the Real Estate Joint Ventures and the Partnership Preference Units) are critical estimates. The Fund's investments in real estate are an important component of its total investment program. Market prices for these investments are not readily available and therefore they are stated in the Fund's consolidated financial statements at estimated fair value. The estimated fair value of an investment represents the amount at which Boston Management (as manager of Belrose Realty) believes the investment could be sold in a current transaction between willing parties in an orderly disposition, that is, other than in a forced or liquidation sale. The Fund reports the estimated fair value of its real estate investments on its consolidated statement of assets and liabilities with any changes to estimated fair value charged to unrealized appreciation or depreciation in the Fund's consolidated statement of operations.

The need to  estimate  the fair  value of the  Fund's  real  estate  investments
introduces   uncertainty  into  the  Fund's  reported  financial  condition  and performance because:

     * such assets are, by their nature, difficult to value and estimated values may not accurately reflect what the Fund could realize in a current sale between willing parties;

     * property appraisals and other factors used to determine the estimated fair value of the Fund's real estate investments depend on estimates of future operating results and supply and demand assumptions that may not reflect actual performance;

     * property appraisals and other factors used to determine the estimated fair value of the Fund's real estate investments are not continuously updated and therefore may not be current as of specific dates; and

     * if the Fund were forced to sell illiquid assets on a distressed basis, the proceeds may be substantially less than stated values.

As of December 31, 2003, the estimated fair value of the Fund's real estate investments represented 24.2% of the Fund's total assets. Adjusting for the minority interests of the Operating Partners of the Real Estate Joint Ventures as of December 31, 2003, the Fund's real estate investments represented 27.0% of the Fund's net assets. The estimated fair value of the Fund's real estate investments may change due to changes in market conditions and changes in valuation assumptions made by property appraisers and third party valuation service providers as described below.

As noted in Item 1, to satisfy certain requirements of the Code the Fund invests at least 20% of its assets (calculated in the manner prescribed) in real estate investments (the 20% requirement). Should the estimated fair value of the Fund's real estate investments decrease, the Fund may be required to acquire additional real estate investments to satisfy the 20% requirement. Because the Fund acquires real estate investments with borrowings, acquisitions of additional real estate investments would increase the Fund's obligations under the Credit Facility and thereafter reduce the amounts otherwise available to the Fund thereunder. Should the estimated fair value of the Fund's real estate investments increase, real estate investments could represent a larger percentage of the Fund's investment portfolio.

PARTNERSHIP PREFERENCE UNITS. Boston Management, as manager of Belrose Realty, determines the estimated fair value of the Fund's Partnership Preference Units based on analysis and calculations performed primarily on a monthly basis by a third party service provider. The service provider calculates an estimated price and yield (before accrued distributions) for each issue of Partnership Preference Units based on descriptions of such issue provided by Boston Management and certain publicly available information including, but not limited to, the trading prices of publicly issued debt and/or preferred stock instruments of the same or similar issuers, which may be adjusted to reflect the illiquidity and other structural characteristics of the Partnership Preference Units (such as call provisions). Daily valuations of Partnership Preference

Units are determined by adjusting prices from the service provider to account for accrued distributions under the terms of the Partnership Preference Units. If changes in relevant markets, events that materially affect an issuer or other events that have a significant effect on the price or yield of Partnership Preference Units occur, relevant prices or yields may be recalculated to take such occurrences into account.

Valuations of Partnership Preference Units are inherently uncertain because they are based on adjustments from the market prices of publicly-traded debt and/or preferred stock instruments of the same or similar issuers to account for the Partnership Preference Units' illiquidity, structural features (such as call provisions) and other relevant factors. Each month Boston Management reviews the analysis and calculations performed by the service provider. Boston Management generally relies on the assumptions and judgments made by the service provider in estimating the fair value of the Partnership Preference Units. If the assumptions and estimates used by the service provider to calculate prices for Partnership Preference Units were to change, it may materially impact the estimated fair value of the Fund's holdings of Partnership Preference Units.

REAL ESTATE JOINT VENTURES. Boston Management determines the estimated fair value of the Fund's interest in each Real Estate Joint Venture based primarily on annual appraisals of the multifamily properties owned by such Real Estate Joint Venture and an allocation of the equity value of the Real Estate Joint Venture between the Fund and the Operating Partner. Appraisals of Real Estate Joint Venture properties may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances that may materially impact estimated property values have occurred since the most recent appraisal.

In deriving the estimated value of a property, an appraiser considers numerous factors, including the expected future cash flows from the property, recent sale prices for similar properties and, if applicable, the replacement cost of the property in order to derive an indication of the amount that a prudent, informed purchaser-investor would pay for the property. More specifically, the appraiser considers the revenues and expenses of the property and the estimated future growth or decline thereof, which may be based on tenant quality, property condition, neighborhood change, market trends, interest rates, inflation rates or other factors deemed relevant by the appraiser. The appraiser estimates operating cash flows from the property and the sale proceeds of a hypothetical transaction at the end of a hypothetical holding period. The cash flows are discounted to their present values using a market-derived discount rate and are added together to obtain a value indication. This value indication is compared to the value indication that results from applying a market-derived capitalization rate to a single years' stabilized net operating income for the property. The assumed capitalization rate may be extracted from local market transactions or, when transaction evidence is lacking, obtained from trade sources. The appraiser considers the value indications derived by these two methods, as well as the value indicated by recent market transactions involving similar properties, in order to produce a final value estimate for the property.

Appraisals of properties owned by each Real Estate Joint Venture are conducted by independent appraisers who are licensed in their respective states and not affiliated with Eaton Vance or the Operating Partners. Each appraisal is conducted in accordance with the Uniform Standards Board and the Code of Professional Appraisal Practice of the Appraisal Institute (as well as other relevant standards). Boston Management reviews the appraisal of each property and generally relies on the assumptions and judgments made by the appraiser. Property appraisals are inherently uncertain because they apply assumed discount rates, capitalization rates, growth rates and inflation rates to the appraiser's estimated stabilized cash flows, and due to the unique characteristics of a property, which may affect its value but may not be taken into account. If the assumptions and estimates used by the appraisers to determine the value of the properties owned by the Fund's Real Estate Joint Ventures were to change, it may materially impact the estimated fair value of the Fund's Real Estate Joint Ventures.

Boston Management determines the estimated fair value of the Fund's equity interest in each Real Estate Joint Venture based on an estimate of the allocation of equity interests between the Fund and the Operating Partner, as calculated by a third party service provider. The service provider uses a financial model that considers the (i) terms of the joint venture agreement relating to allocation of distributable cash flow, (ii) the duration of the joint venture; and (iii) the projected property values and cash flows from the properties based on estimates made by the appraisers. The estimated allocation of equity interests between the Fund and the Operating Partner of a Real Estate Joint Venture is prepared quarterly and reviewed by Boston Management. Interim valuations of Real Estate Joint Venture assets may be adjusted to reflect significant changes in economic circumstances, and the results of operations and distributions. If the estimate of the allocation of equity interests in the Real Estate Joint Ventures were to change (because, for example, the appraisers' estimate of property values or projected cash flows of the Real Estate Joint Ventures changed), it may materially impact the estimated fair value of the Fund's Real Estate Joint Ventures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
---------------------------------------------------------------------

(A) QUANTITATIVE INFORMATION ABOUT MARKET RISK.
-----------------------------------------------

INTEREST RATE RISK. The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the the Real Estate Joint Ventures. Partnership Preference Units are fixed rate instruments whose values will generally increase when interest rates rise and decrease when interest rates fall. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of its borrowings under the Credit Facility used to acquire Belrose Realty's equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund's interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 7 and 8 to the Fund's consolidated financial statements incorporated by reference into Item 8.

                            Interest Rate Sensitivity
                        Cost, Principal (Notional) Amount
                   by Contractual Maturity and Callable Date
                   for the Twelve Months Ended December 31,*

                                                                                                          Estimated
                                                    2004       2005-2008   Thereafter        Total        Fair Value
------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
------------------------------------------------
Long-term debt:
------------------------------------------------
Fixed-rate mortgages                                                       $344,219,483   $344,219,483    $393,000,000
Average interest rate                                                              7.53%          7.53%
------------------------------------------------
Variable-rate Credit Facility                                              $183,300,000   $183,300,000    $183,300,000
Average interest rate                                                              1.42%          1.42%
------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative financial instruments:
------------------------------------------------
Pay fixed/receive variable interest rate
 swap agreements                                                            $152,838,000   $152,838,000    $  1,423,867
Average pay rate                                                                   4.10%          4.10%
Average receive rate                                                               1.42%          1.42%
------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
------------------------------------------------
Fixed-rate Partnership Preference Units:
------------------------------------------------
Essex Portfolio, L.P., 7.875% Series B Cumulative
Redeemable Preferred Units, Callable 2/6/03,
Current Yield: 8.17%(1)                          $16,616,170                              $ 16,616,170    $ 19,272,880

Kilroy Realty, L.P., 8.075% Series A Cumulative
Redeemable Preferred Units, Callable 2/06/03,
Current Yield: 8.75%                             $15,898,220                              $ 15,898,220    $ 18,457,880

                                                                                                          Estimated
                                                    2004       2005-2008   Thereafter        Total        Fair Value
------------------------------------------------------------------------------------------------------------------------

Prentiss Properties Acquisition Partners, L.P.,
8.30% Series B Cumulative Redeemable Perpetual
Preferred Units, Callable 6/25/03, Current
Yield: 8.45%                                     $16,519,510                              $ 16,519,510    $ 18,986,976

* The investments listed reflect holdings as of December 31, 2003. The Fund's current holdings may differ.

(1)  On January 8, 2004, the call date was changed to 12/31/09.

(B) QUALITATIVE INFORMATION ABOUT MARKET RISK.
----------------------------------------------

RISKS ASSOCIATED WITH EQUITY INVESTING. The value of Fund Shares may not increase and may decline. The performance of the Fund fluctuates. The Fund invests primarily in a diversified portfolio of common stocks and is thereby subject to general stock market risk. There can be no assurance that the performance of the Fund will match that of the U.S. stock market or that of other equity funds. In managing the Portfolio for long-term, after-tax returns, Boston Management generally seeks to avoid or minimize sales of securities with large accumulated capital gains, including contributed securities. Such securities constitute a substantial portion of the assets of the Portfolio. Although the Portfolio may utilize certain management strategies in lieu of selling appreciated securities, the Portfolio's, and hence the Fund's, exposure to losses during stock market declines may nonetheless be higher than funds that do not follow a general policy of avoiding sales of highly-appreciated securities.

RISKS OF INVESTING IN FOREIGN SECURITIES. The Portfolio invests in securities issued by foreign companies and the Fund may acquire foreign investments. Foreign investments involve considerations and possible risks not typically associated with investing in the United States. The value of foreign investments to U.S. investors may be adversely affected by changes in currency rates.
Foreign brokerage commissions, custody fees and other costs of investing are generally higher than in the United States, and foreign investments may be less liquid, more volatile and subject to more government regulation than in the United States. Foreign investments could be adversely affected by other factors not present in the United States, including expropriation, confiscatory taxation, lack of uniform accounting and auditing standards, armed conflict, and potential difficulty in enforcing contractual obligations. These risks can be more significant for investments in emerging markets.

RISKS OF CERTAIN INVESTMENT TECHNIQUES. In managing the Portfolio, Boston Management may purchase or sell derivative instruments (which derive their value by reference to other securities, indexes, instruments or currencies) to hedge against securities price declines and currency movements and to enhance returns. Such transactions may include, without limitation, the purchase and sale of futures contracts on stocks and stock indexes and options thereon; the purchase of put options and the sale of call options on securities held; equity swaps; forward sales of stocks; and the purchase and sale of forward currency exchange contracts and currency futures. The Portfolio may make short sales of securities provided that it holds an equal amount of the security sold short (or securities convertible into or exchangeable for an equal amount of the securities sold short without payment of additional consideration) or cash or other liquid securities in an amount equal to the current market value of the securities sold short. The Portfolio may also lend portfolio securities.

The use of these investment techniques is a specialized activity that may be considered speculative and which can expose the Fund and the Portfolio to significant risk of loss. Successful use of these investment techniques is subject to the ability and performance of the investment adviser. The Fund's and the Portfolio's ability to achieve their investment objectives may be adversely affected by the use of these techniques. The writer of an option or a party to an equity swap may incur losses that substantially exceed the payments, if any, received from a counterparty. Forward sales, swaps, caps, floors, collars and over-the-counter options are private contracts in which there is also a risk of loss in the event of a default on an obligation to pay by the counterparty. Such instruments may be difficult to value, may be illiquid and may be subject to wide swings in valuation caused by changes in the price of the underlying security, index, instrument or currency. In addition, if the Fund or the Portfolio has insufficient cash to meet margin, collateral or settlement requirements, it may have to sell assets to meet such requirements. Alternatively, should the Fund or the Portfolio fail to meet these requirements, the counterparty or broker may liquidate positions of the Fund or the Portfolio. The Portfolio may also have to sell or deliver securities holdings in the event that it is not able to purchase securities on the open market to cover its short positions or to close out or satisfy an exercise notice with respect to options positions it has sold. In any of these cases, such sales may be made at prices or in circumstances that Boston Management considers unfavorable.

The Portfolio's ability to utilize covered short sales, certain equity swaps, forward sales, futures and certain equity collar strategies (combining the purchase of a put option and the sale of a call option) as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within 30 days of the end of the taxable year of the Portfolio in which the hedging transaction was initiated and the underlying appreciated securities position is held unhedged for at least the next 60 days after such hedging transaction is closed. In addition, dividends received on stock for which the Portfolio is obligated to make related payments (pursuant to a short sale or otherwise) with respect to positions in substantially similar or related property are subject to federal income taxation at ordinary rates and do not qualify for favorable tax treatment. There can be no assurance that counterparties will at all times be willing to enter into covered short sales, forward sales of stocks, interest rate hedges, equity swaps and other derivative instrument transactions on terms satisfactory to the Fund or the Portfolio. The Fund's and the Portfolio's ability to enter into such transactions may also be limited by covenants under the Fund's Credit Facility, the federal margin regulations and other laws and regulations. The Portfolio's use of certain investment techniques may be constrained because the Portfolio is a diversified, open-end management investment company registered under the 1940 Act and because other investors in the Portfolio are regulated investment companies under Subchapter M of the Code. Moreover, the Fund and the Portfolio are subject to restrictions under the federal securities laws on their ability to enter into transactions in respect of securities that are subject to restrictions on transfer pursuant to the Securities Act.

RISKS OF REAL ESTATE INVESTMENTS. The success of Belrose Realty's real estate investments depends in part on many factors related to the real estate market. These factors include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, fluctuations in interest rates, availability of financing, managerial performance, government rules and regulations, and acts of God (whether or not insured against). There can be no assurance that Belrose Realty's ownership of real estate investments will be an economic success.

The success of investments in Partnership Preference Units depends upon factors relating to the issuing partnerships that may affect such partnerships' profitability and their ability to make distributions to holders of Partnership Preference Units. Belrose Realty's interests in the Real Estate Joint Ventures and Partnership Preference Units are not registered under the federal securities laws and are subject to restrictions on transfer. Due to their illiquidity, they may be difficult to value and the ongoing value of the investments is uncertain. Investments in Partnership Preference Units are valued primarily by referencing market trading prices for comparable preferred equity securities or other fixed-rate instruments having similar investment characteristics. The valuations of Partnership Preference Units fluctuate over time to reflect, among other factors, changes in interest rates, changes in the perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. Increases in interest rates and increases in the perceived riskiness of such units or comparable or similar securities will adversely affect the valuation of the Partnership Preference Units. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings under the Credit Facility. Because the Partnership Preference Units are not rated by a nationally-recognized rating agency, they may be subject to more credit risk than securities that are rated investment grade.

The performance of the Real Estate Joint Ventures is substantially influenced by the property management capabilities of the Operating Partners and conditions in the specific real estate sub-markets in which the properties owned by the Real Estate Joint Ventures are located. The Operating Partners are subject to substantial conflicts of interest in structuring, operating and winding up the Real Estate Joint Ventures. Each Operating Partner had an economic incentive to maximize the prices at which it sold properties to a Real Estate Joint Venture and has a similar incentive to minimize the prices at which it may acquire properties from a Real Estate Joint Venture. The Operating Partners may devote greater attention or more resources to managing their wholly-owned properties than properties held by the Real Estate Joint Ventures. Future investment opportunities identified by the Operating Partners will more likely be pursued independently, rather than through, the Real Estate Joint Ventures. Financial difficulties encountered by the Operating Partners in their other businesses may interfere with the operations of the Real Estate Joint Ventures.

Belrose Realty's investments in the Real Estate Joint Ventures may be significantly concentrated in terms of geographic regions, property types and operators, increasing the Fund's exposure to regional, property type and operator specific risks. Given a lack of stand-alone operating history and relatively high financial leverage, the Real Estate Joint Ventures will not be equivalent in quality to real estate companies whose preferred equity or senior debt securities are rated investment grade. Distributable cash flows from the Real Estate Joint Ventures may not be sufficient for Belrose Realty to receive its fixed annual preferred return, or any returns in excess thereof.

The debt of the Real Estate Joint Ventures owned by Belrose Realty on December 31, 2003 is fixed-rate, secured by the underlying properties and generally without recourse to Belrose Realty and the Fund. In the case of Bel Apartment and Bel Communities, Belrose Realty and the Fund may be directly or indirectly responsible for certain liabilities constituting exceptions to the generally non-recourse nature of the mortgage indebtedness, including liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants, and liabilities arising from environmental conditions involving or affecting Real Estate Joint Venture properties. The Fund and Belrose Realty have received indemnification from the Operating Partners of Bel Apartment and Bel Communities for certain of such potential liabilities. The availability of financing and other financial conditions can have a material impact on property values and therefore on the value of Real Estate Joint Venture assets. Mortgage debt of the Real Estate Joint Ventures normally cannot be refinanced prior to maturity without substantial penalties.

The ongoing value of Belrose Realty's investments in the Real Estate Joint Ventures is substantially uncertain. The real property held through Belrose Realty's Real Estate Joint Ventures is stated at estimated fair value based on independent valuations, assuming an orderly disposition of assets, that is, other than in a forced or liquidation sale. Independent valuations include property appraisals performed by appraisers that are licensed in their respective states and not affiliated with Eaton Vance or the Operating Partners of the Real Estate Joint Ventures. Such appraisals are performed in accordance with the Uniform Standards of Professional Appraisal Practice of the Appraisal Standards Board, as well as the Code of Professional Ethics and Standards of Professional Appraisal Practice of the Appraisal Institute (and other relevant standards).

Detailed investment evaluations are performed at least annually and reviewed periodically. The value of each Real Estate Joint Venture is estimated using the property valuations and an allocation of the equity value of the Real Estate Joint Venture between Belrose Realty and the Operating Partner based on the terms of the Real Estate Joint Venture. Interim valuations reflect results of operations and distributions, and may be adjusted to reflect significant changes in economic circumstances since the most recent independent valuation. The policies for valuing real estate investments involve significant judgments that are based upon a number of factors, which may include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. Given that such valuations include many assumptions, including, but not limited to, an orderly disposition of assets, values may differ from amounts ultimately realized.

Investments in Net Leased Properties will be subject to general real estate market risks similar to Real Estate Joint Ventures. Net Leased Properties will also be subject to risks specific to this type of investment, including a concentration of risk exposure to specific real estate submarkets and individual properties and tenants. Principal among the risks of investing in Net Leased Properties is the risk that a major tenant fails to satisfy its lease obligations due to financial distress or other reasons. A tenant's failure to meet its lease obligations would expose Belrose Realty to substantial loss of income without a commensurate reduction in debt service costs and other expenses, and would transfer to Belrose Realty all the costs, expenses and liabilities of property ownership and management borne by the tenant under the terms of the lease. Re-leasing a property could involve considerable time and expense. Re-leasing opportunities may be limited by the nature and location of the property, which may not be well suited to the needs of other possible tenants. Even if a property is re-leased, the property may not generate sufficient rental income to cover debt service and other expenses.

Net Leased Properties are generally illiquid, and the ongoing value of an investment in Net Leased Properties will be substantially uncertain. Net Leased Properties will be stated at estimated fair values based on annual appraisals. These appraisals are conducted by independent, licensed appraisers in a manner similar to the appraisals of properties owned by the Real Estate Joint Ventures (described above). Because the value of Net Leased Properties will reflect in part the creditworthiness of their principal tenants, any reduction in the credit standing of a major tenant could have an adverse effect on the appraised value of a property and the value realized upon the disposition of such property. Tenants may hold rights to renew or extend expiring leases, and exercise of such rights would extend Belrose Realty's risk exposure to a particular tenant beyond the initial lease term. Tenants may also hold options to purchase Net Leased Properties, including options to purchase at below market levels. The value received upon the disposition of Net Leased Properties will depend on real estate market conditions, lease and mortgage terms, tenant credit quality, tenant purchase options, lender approvals and other factors affecting valuation as may then apply. Because sales of Net Leased Properties are not expected to occur for many years, market conditions and other valuation factors at the time of sale cannot be predicted. Since valuations of Net Leased
Properties assume an orderly disposition of assets, amounts realized in a distressed sale may differ substantially from stated values. Mortgage debt associated with Net Leased Properties normally cannot be refinanced prior to maturity without substantial penalties. The terms of outstanding leases and mortgage debt obligations and restrictions on refinancing such debt will limit Belrose Realty's ability to dispose of Net Leased Properties.

Because the mortgage debt obligations of Net Leased Properties will generally be without recourse to Belrose Realty, the Fund and Shareholders, the potential loss from investments in Net Leased Properties is normally limited to the amount of equity invested in such properties by Belrose Realty. The Fund and Belrose Realty may, however, be directly or indirectly responsible for certain liabilities constituting exceptions to the generally non-recourse nature of the mortgage indebtedness, including liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants, and liabilities arising from environmental conditions involving or affecting the Net Leased Properties, increasing the potential for loss under extraordinary circumstances. To the extent practicable, the Fund and Belrose Realty will seek indemnification for certain of such potential liabilities.

Because all or substantially all of the rental payments on Net Leased Properties generally will be dedicated to servicing the associated mortgage debt, during the initial lease term Belrose Realty will not generate significant cash flow from investments in Net Leased Properties to offset Belrose Realty's operating expenses and the cost of Fund borrowings used to finance Belrose Realty's equity in the Net Leased Properties. Such costs and expenses must be provided from other sources of cash flow for Belrose Realty and the Fund, which may include additional Fund borrowings under the Credit Facility. Realized returns on investments in Net Leased Properties generally will be deferred until the properties are sold or re-leased following the initial lease term.

Fluctuations in the value of Partnership Preference Units and Belrose Realty's equity in Real Estate Joint Ventures and any Net Leased Properties acquired in the future that are derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property or tenant-specific concerns, and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the value of real estate investments not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund will cause the performance of the Fund to deviate from the performance of the Portfolio. Over time, the performance of the Fund can be expected to be more volatile than the performance of the Portfolio. See "Critical Accounting Estimates" in Item 7.

RISKS OF INTEREST RATE SWAP AGREEMENTS. Interest rate swap agreements are subject to changes in valuation caused principally by movements in interest rates. Interest rate swap agreements are private contracts in which there is a risk of loss in the event of a default on an obligation to pay by the counterparty. Interest rate swap agreements may be difficult to value and may be illiquid. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges that may be entered into by the Fund with respect to its borrowings.

RISKS OF LEVERAGE. Although intended to add to returns, the borrowing of funds to purchase real estate investments exposes the Fund to the risk that the returns achieved on the real estate investments will be lower than the cost of borrowing to purchase such assets and that the leveraging of the Fund to buy such assets will therefore diminish the returns achieved by the Fund as a whole. In addition, there is a risk that the availability of financing will be interrupted at some future time, requiring the Fund to sell assets to repay outstanding borrowings or a portion thereof. It may be necessary to make such sales at unfavorable prices. The Fund's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Apartment, Bel Communities and Katahdin. In the event of default, the lender could elect to sell assets of the Fund without regard to consequences of such action for Shareholders. The rights of the lender to receive payments of interest on and repayments of principal of borrowings under the Credit Facility are senior to the rights of the Shareholders.

Under the terms of the Credit Facility, the Fund is not permitted to make distributions of cash or securities while there is an event of default outstanding under the Credit Facility. During such periods, the Fund would not be able to honor redemption requests or make cash distributions. In addition, the rights of lenders under the mortgages used to finance Real Estate Joint Venture properties are senior to Belrose Realty's right to receive distributions from the Real Estate Joint Ventures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

The Fund's consolidated financial statements for the year ended December 31, 2003, together with the auditors' report thereon, appearing on pages 32 through 64 hereof, are incorporated herein by reference. The Fund's consolidated financial statements and auditors report thereon for the period ended December 31, 2002, appearing on pages 30 through 98 of the Fund's Form 10 filed with the Securities and Exchange Commission on April 30, 2003, are also incorporated herein by reference. The Portfolio's audited financial statements accompany the Fund's consolidated financial statements and are also incorporated herein by reference. The following is a summary of unaudited quarterly results of operations of the Fund for the year ended December 31, 2003 and the period from March 19, 2002 through December 31, 2002.

                                                                                     2003
                                                            -----------------------------------------------------------
                                                              First         Second          Third         Fourth
                                                             Quarter        Quarter        Quarter        Quarter
                                                            -----------------------------------------------------------
Investment income                                            $ 20,266,081   $ 20,405,058   $20,382,190    $ 21,259,627
Minority interest in net income of controlled subsidiaries   $   (514,701)  $   (458,996)  $  (526,835)   $   (443,046)
Net investment income(2)                                     $  3,627,943   $  3,482,999   $ 3,541,356    $  4,627,344
Net increase (decrease) in net assets from operations        $(55,429,997)  $172,791,201   $36,188,944    $176,015,337

Per share data:(1)
Investment income                                            $       1.22   $       1.18   $      1.19    $       1.24
Net investment income(2)                                     $       0.22   $       0.20   $      0.21    $       0.27
Net increase (decrease) in net assets from operations        $      (3.33)  $      10.03   $      2.11    $      10.30

                                                                                      2002
                                                            ------------------------------------------------------------
                                                              First         Second          Third           Fourth
                                                             Quarter(3)     Quarter        Quarter          Quarter
                                                            ------------------------------------------------------------
Investment income                                            $ 1,861,903    $  9,886,093   $  13,029,609    $19,710,122
Minority interest in net income of controlled subsidiaries   $   (69,656)   $   (369,566)  $    (424,481)   $  (601,396)
Net investment income (loss)(4)                              $  (533,820)   $    974,459   $   1,899,313    $ 3,091,732
Net increase (decrease) in net assets from operations        $(5,281,384)   $(63,478,871)  $(114,581,344)   $64,563,213

Per share data:(1)
Investment income                                            $      0.65    $       2.24   $        1.43    $      1.46
Net investment income (loss)(4)                              $     (0.19)   $       0.22   $        0.21    $      0.23
Net increase (decrease) in net assets from operations        $     (1.83)   $     (14.37)  $      (12.57)   $      4.79

(1)  Based on average Shares outstanding.

(2) Net investment income is presented without reduction for interest expense on swap agreements. Such amounts were previously presented as a reduction to net investment income. For the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, interest expense on swap agreements in the amount of $1,051,283, $1,131,355 and $1,189,097 is presented as a realized loss (see Note 2 to the Fund's consolidated financial statements incorporated herein by reference).

(3) For the period from the start of business, March 19, 2002, to March 31, 2002.

(4) Net investment income is presented without reduction for interest expense on swap agreements. Such amounts were previously presented as a reduction to net investment income. For the period from the start of business, March 19, 2002, to March 31, 2002 and the quarters ended June 30, 2002, September 30, 2002 and December 31, 2002 interest expense on swap agreements in the amount of $39,587, $414,122, $682,741 and $908,223 is presented as a realized loss (see Note 2 to the Fund's consolidated financial statements incorporated herein by reference).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
------------------------------------------------------------------------

There have been no changes in, or disagreements with, accountants on accounting and financial disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES.
----------------------------------

Eaton Vance, as the Fund's manager, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Fund's disclosure controls and procedures were effective. There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

As the Fund's manager, the complete and entire management, control and operation of the Fund are vested in Eaton Vance. The Fund's Chief Executive Officer and Chief Financial Officer intend to report to the Board of Directors of Eaton Vance, Inc. (the sole trustee of Eaton Vance) any significant deficiency in the design or operation of internal control over financial reporting which could adversely affect the Fund's ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal control over financial reporting.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.
-------------------------------------------

(A) MANAGEMENT.
---------------

Pursuant to the Fund's LLC Agreement, the Fund's manager, Eaton Vance, has the authority to conduct the Fund's business. Eaton Vance appointed Thomas E. Faust Jr. and Michelle A. Alexander to serve indefinitely as the Fund's Chief Executive Officer and Chief Financial Officer, respectively, on October 16, 2002. Information about Mr. Faust appears below. Ms. Alexander, 34, is a Vice President of Eaton Vance and Boston Management. She also serves as Chief Financial Officer of Belair Capital Fund LLC, Belcrest Capital Fund LLC, Belmar Capital Fund LLC and Belport Capital Fund LLC, and as an officer of various investment companies managed by Eaton Vance or Boston Management. Ms. Alexander has been an employee of Eaton Vance since 1997. As members of the Eaton Vance organization, Mr. Faust and Ms. Alexander receive no compensation from the Fund for serving as Fund officers. There are no other officers of the Fund. The Fund does not have a board of directors or similar governing body.

The Board of Directors of Eaton Vance, Inc., the sole trustee of Eaton Vance, oversees the accounting and financial reporting processes of the Fund and audits of the Fund's financial statements. The Fund's audit committee financial expert (as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange
Act) is William M. Steul. Mr. Steul is a senior officer of Eaton Vance and, as such, is not independent of Fund management. Information about Mr. Steul appears below.

Boston Management is investment adviser to the Fund and the Portfolio and manager of Belrose Realty. The portfolio manager of the Fund and the Portfolio is Duncan W. Richardson, Senior Vice President and Chief Equity Investment Officer of Eaton Vance and Boston Management. Mr. Richardson has been employed by the Eaton Vance organization since 1987 and has served as portfolio manager of the Fund since its inception and of the Portfolio and its predecessor since 1990. A majority of Mr. Richardson's time is spent managing the Portfolio and related entities. Boston Management has an experienced team of analysts that provides Mr. Richardson with research and recommendations on investments.

The directors of Belrose Realty are Mr. Faust, James B. Hawkes and Alan R. Dynner, each of whom is described below. William R. Cross, Vice President of Belrose Realty, is primarily responsible for providing research and analysis relating to the Fund's real estate investments held through Belrose Realty. Mr. Cross is a Vice President of Eaton Vance and Boston Management and has been employed by the Eaton Vance organization since 1996. Mr. Cross, David Carlson and Mr. Dynner serve as managers or trustees of the Real Estate Joint Ventures owned by Belrose Realty. Mr. Dynner is also Vice President and Secretary of each Real Estate Joint Venture and Mr. Cross serves as Chairman of Katahdin and President and Chairman of Bel Apartment and Bel Communities. Mr. Carlson is a Vice President of Eaton Vance and Boston Management and has been employed by the Eaton Vance organization since 2001. Prior to joining Eaton Vance, Mr. Carlson was President of ILM Holding, Inc., a real estate holding company. Information about Mr. Dynner appears below.

As disclosed under "The Eaton Vance Organization" in Item 1, Eaton Vance and Boston Management are indirect wholly-owned subsidiaries of Eaton Vance Corp. The non-voting common stock of Eaton Vance Corp. is listed and traded on the NYSE. All shares of the voting common stock of Eaton Vance Corp. are held in a voting trust, the voting trustees of which are senior officers of the Eaton Vance organization. Eaton Vance, Inc., a wholly-owned subsidiary of Eaton Vance Corp., is the sole trustee of Eaton Vance and of Boston Management, each of which is a Massachusetts business trust. The names of the executive officers and the directors of Eaton Vance, Inc. and their ages and principal occupations (in addition to their responsibilities described above) are set forth below.

James B. Hawkes (62) is Chairman, President and Chief Executive Officer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc. and a Director of Eaton Vance Corp. and Eaton Vance, Inc. He is Vice President and Director of EV Distributors. He is also a Trustee and an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 1970.

Thomas E. Faust Jr. (45) is Executive Vice President and Chief Investment Officer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc., and a Director of Eaton Vance Corp. He is also Chief Executive Officer of Belair Capital Fund LLC, Belcrest Capital Fund LLC, Belmar Capital Fund LLC and Belport Capital Fund LLC, and is an officer of various investment companies managed by Eaton Vance or Boston Management. Mr Faust has been employed by Eaton Vance since 1985.

Alan R. Dynner (63) is Vice President, Chief Legal Officer and Secretary of Eaton Vance, Boston Management, Eaton Vance Corp., EV Distributors and Eaton Vance, Inc. He is also an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 1996.

William M. Steul (61) is Vice President and Chief Financial Officer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc. and a Director of Eaton Vance, Inc. He is also Vice President of EV Distributors. He has been employed by Eaton Vance since 1994.

(B) COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.
-------------------------------------------------------------------------

Section 16(a) of the 1934 Act requires the Fund's officers and directors and persons who own more than ten percent of the Fund's Shares to file forms reporting their affiliation with the Fund and reports of ownership and changes in ownership of the Fund's Shares with the SEC. Eaton Vance, as manager of the Fund, and the Directors and executive officers of Eaton Vance, Inc., the sole trustee of Eaton Vance, also comply with Section 16(a). These persons and entities are required by SEC regulations to furnish the Fund with copies of all
Section 16(a) forms they file. To the best of the Fund's knowledge, based solely on a review of the copies of such reports furnished to the Fund, during the year ended December 31, 2003 all Section 16(a) filing requirements applicable to such persons and entities were complied with for such year, except that each of James
B. Hawkes, Alan R. Dynner and William M. Steul, in their capacities as Directors and/or executive officers of Eaton Vance, Inc., and Thomas E. Faust Jr. and Michelle A. Alexander, officers of the Fund and Eaton Vance, failed to file one Form 3. Each such Form 3 reported no transactions in Fund Shares.

(C) CODE OF ETHICS.
-------------------

The Fund has adopted a Code of Ethics that applies to the principal executive officer and principal financial officer (who is also the Fund's principal accounting officer). A copy of the Code of Ethics is available at no cost by request to the Fund's Chief Financial Officer, 255 State Street, Boston, MA 02109 or by calling (800) 225-6265. If the Fund makes any substantive amendments to the Code of Ethics or grants any waiver, including an implicit waiver, from a provision of the Code of Ethics as applicable to the principal executive officer or principal financial officer, the Fund will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

As noted in Item 10, the officers of the Fund receive no compensation from the Fund. The Fund's manager, Eaton Vance, and its affiliates receive compensation from the Fund for services provided to the Fund, which is described in Item 13 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the knowledge of the Fund, no person beneficially owns more than five percent of the Shares of the Fund.

SECURITY OWNERSHIP OF MANAGEMENT. As of March 1, 2004, Eaton Vance, the manager of the Fund, beneficially owned 100.87 Shares of the Fund. The Shares owned by Eaton Vance represent less than 1% of the outstanding Shares of the Fund as of

March 1, 2004.  None of the other entities or  individuals  named in response to
Item 10 above beneficially owned Shares of the Fund as of such date.

CHANGES IN CONTROL.  Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

The table below sets forth the fees, paid or payable by, or allocable to, the Fund and Belrose Realty for the year ended December 31, 2003 and the period from March 19, 2002 through December 31, 2002 in connection with services rendered by Eaton Vance and its affiliates. Each fee is described following the table.

-------------------------------------------------------------------------------------------------------------
                                                                       Year ended           Period ended
                                                                   December 31, 2003     December 31, 2002
-------------------------------------------------------------------------------------------------------------
Fund Advisory and Administrative Fees*                                $   922,781           $  344,298
-------------------------------------------------------------------------------------------------------------
Belrose Realty Management Fees*                                       $2,639,629            $1,270,746
-------------------------------------------------------------------------------------------------------------
Fund's Allocable Portion of the Portfolio's Advisory Fees**           $6,267,847            $2,454,868
-------------------------------------------------------------------------------------------------------------
Fund Servicing Fees                                                   $1,385,329            $  519,494
-------------------------------------------------------------------------------------------------------------
Fund's Allocable Portion of Belvedere Company's Servicing Fees        $2,149,331            $  844,993
-------------------------------------------------------------------------------------------------------------
Fund Distribution Fees*                                               $1,415,111            $  548,124
-------------------------------------------------------------------------------------------------------------
Redemption Fees paid by Redeeming Shareholders                        $ 139,527             $   91,020
-------------------------------------------------------------------------------------------------------------
Aggregate Compensation Paid by the Fund to Eaton Vance and its
Affiliates                                                           $4,977,521             $2,163,168
-------------------------------------------------------------------------------------------------------------

* Boston Management has agreed to waive the portion of the investment advisory and administrative fee payable by the Fund to the extent that such fee, together with the distribution fee payable by the Fund and the Fund's attributable share of the investment advisory and management fees payable by the Portfolio and Belrose Realty, respectively, exceeds 0.60% of the average daily gross assets of the Fund. The amount shown reflects this waiver by Boston Management.

** For year ended December 31, 2003 and the period from March 19, 2002 through December 31, 2002, advisory fees paid or payable by the Portfolio totaled $67,584,543 and $54,761,871, respectively. For the year ended December 31, 2003, Belvedere Company's allocable portion of that fee was $41,671,111, of which $6,267,847, was allocable to the Fund. For the period ended December 31, 2002, Belvedere Company's allocable portion of that fee was $31,748,787, of which $2,454,868 was allocable to the Fund.


THE FUND'S INVESTMENT ADVISORY AND ADMINISTRATIVE FEE. Under the terms of the Fund's investment advisory and administrative agreement, Boston Management is entitled to receive, subject to the fee waiver described in the next sentence, a monthly advisory and administrative fee at the rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of the Fund. Boston Management has agreed to waive that portion of the monthly investment advisory and administrative fee payable by the Fund to the extent that such fee, together with the distribution fees payable by the Fund (see "Distribution Fees Paid to EV Distributors" below) and the Fund's attributable share of the monthly investment advisory and management fees for such month payable by the Portfolio and Belrose Realty, respectively, exceeds 1/20 of 1% of the average daily gross assets of the Fund. The term "gross assets of the Fund" means the value of all Fund assets (including the Fund's interest in Belvedere Company and the Fund's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities.

BELROSE REALTY'S MANAGEMENT FEES. Under the terms of Belrose Realty's management agreement with Boston Management, Boston Management receives a monthly management fee at the rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of Belrose Realty. The term "gross assets of Belrose Realty" means the current value of all assets of Belrose Realty (including Belrose Realty's ratable share of the assets of its controlled subsidiaries) without reduction by any liabilities.

THE PORTFOLIO'S INVESTMENT ADVISORY FEE. Under the terms of the Portfolio's investment advisory agreement with Boston Management, Boston Management receives a monthly advisory fee as follows:
                                            Annual Fee Rate
 Average Daily Net Assets for the Month    (for each level)
------------------------------------------------------------
 Up to $500 million                             0.6250%
 $500 million but less than $1 billion          0.5625%
 $1 billion but less than $1.5 billion          0.5000%
 $1.5 billion but less than $7 billion          0.4375%
 $7 billion but less than $10 billion           0.4250%
 $10 billion but less than $15 billion          0.4125%
 $15 billion and over                           0.4000%


In accordance with the terms of the 1940 Act, the Portfolio's Board of Trustees considers the continuation of the Portfolio's investment advisory agreement annually.

SERVICING FEES PAID BY THE FUND. Pursuant to a servicing agreement between the Fund and EV Distributors, the Fund pays a servicing fee to EV Distributors for providing certain services and information to the Shareholders of the Fund. The servicing fee is paid on a quarterly basis at an annual rate of 0.25% of the Fund's average daily net assets. With respect to Shareholders who subscribed through a subagent, EV Distributors has assigned servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of Shares of the Fund to such persons. The Fund's allocated share of the servicing fee paid by Belvedere Company is credited toward the Fund's servicing fee payment, thereby reducing the amount of the servicing fee payable by the Fund.

SERVICING FEES PAID BY BELVEDERE COMPANY. Pursuant to a servicing agreement between Belvedere Company and EV Distributors, Belvedere Company pays a servicing fee to EV Distributors for providing certain services and information to direct and indirect investors in Belvedere Company. The servicing fee is paid on a quarterly basis, at an annual rate of 0.15% of Belvedere Company's average daily net assets. With respect to investors in Belvedere Company and Shareholders of the Fund who subscribed through a subagent, EV Distributors has assigned servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of shares of Belvedere Company or Shares of the Fund to such persons. The Fund assumes its allocated share of Belvedere Company's servicing fee. The servicing fee payable in respect of the Fund's investment in Belvedere Company is credited toward the Fund servicing fee described above.

DISTRIBUTION FEES PAID TO EV DISTRIBUTORS. Under the terms of the Fund's placement agreement with EV Distributors, EV Distributors receives a monthly distribution fee at an annual rate of 0.10% of the average daily net assets of the Fund as compensation for its services as placement agent. The distribution fee accrued from the Fund's initial closing and will continue for a period of ten years (subject to the annual approval of Eaton Vance, Inc.).

REDEMPTION FEES. Shares of the Fund redeemed within three years of issuance are generally subject to a redemption fee equal to 1% of the net asset value of the Fund Shares redeemed. The redemption fee is payable to EV Distributors in cash by the Fund on behalf of the redeeming Shareholder. No redemption fee is imposed on Shares of the Fund held for at least three years, Shares acquired through the reinvestment of Fund distributions, Shares redeemed in connection with a tender offer or other extraordinary corporate event involving securities contributed by the redeeming Shareholder, or Shares redeemed following the death of all of the initial owners of the Shares redeemed. In addition, no fee applies to redemptions made pursuant to a systematic redemption plan established by a Shareholder with the Fund.

SELLING COMMISSIONS. Shares of the Fund were privately placed with qualified purchasers pursuant to a placement agency agreement entered into between the Fund and EV Distributors as exclusive placement agent. EV Distributors is a wholly-owned subsidiary of Eaton Vance. EV Distributors appointed certain securities dealers and banks as subagents to participate in the private offering. No selling commissions were paid by the Fund on behalf of Shareholders making investment commitments of $5 million or more. The Fund generally paid a 1.5% selling commission to EV Distributors on behalf of each Shareholder making an investment commitment of less than $2 million and a 1.0% selling commission to EV Distributors on behalf of each Shareholder making an investment commitment of at least $2 million but less than $5 million. The selling commission paid by the Fund on behalf of a Shareholder was deducted from the contribution to the Fund by such Shareholder, thereby reducing the number of Shares of the Fund issued to the Shareholder. During the period commencing with the start of the Fund's business, March 19, 2002, to December 31, 2003, the Fund paid selling commissions aggregating $6,730,019 pursuant to the placement agency agreement, and such selling commissions were paid by EV Distributors to those subagents through which Shareholders invested in the Fund.

CERTAIN REAL ESTATE INVESTMENT TRANSACTIONS. During the year ended December 31, 2003, Belrose Realty acquired Partnership Preference Units of one issuer from Belmar Realty Corporation (Belmar), a REIT subsidiary of another investment fund managed by Eaton Vance and advised by Boston Management, for approximately $8.0 million. Belmar realized a gain of approximately $639,000 on the transaction. The purchase price for such Partnership Preference Units was determined in good faith by Boston Management after consideration of factors, data and information that it considered relevant

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------------------------------------------------

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the audit of the Fund's annual financial statements for the years ended December 31, 2003 and for the period from the start of business March 19, 2002 to December 31, 2002 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

                                              Year ended         Period ended
                                           December 31, 2003   December 31, 2002
--------------------------------------------------------------------------------
Audit fees                                    $   26,156        $  19,078
Audit related fees(1)                             35,040               --
Tax fees(2)                                       72,117          123,060
All other fees(3)                                 30,900          150,000
                                        --------------------------------------
Total                                         $  164,213        $ 292,138
                                        --------------------------------------

(1)  Audit  related  fees  consist of assurance  and related  services  that are reasonably related to the performance of the audit of the Fund's consolidated financial statements. The category includes fees related to the performance of audits and attest services not required by statute or regulation and accounting consultations regarding the application of generally accepted accounting principles to proposed transactions.

(2) Tax fees consist of the aggregate fees billed for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice and tax planning.

(3) Other fees consist primarily of the aggregate fees billed for professional services rendered by Deloitte & Touche LLP related to agreed upon procedures for requirements by lenders.

                                     PART IV
                                     -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.
-----------------------------------------------------------------

     (a) The following is a list of all financial statements incorporated by reference into this report from the Fund's Form 10 filed April 30, 2003:

     (1)  (i)  Consolidated Portfolio of Investments as of December 31, 2002

               Consolidated Statement of Assets and Liabilities as of December 31, 2002

               Consolidated Statement of Operations for the period from the start of business, March 19, 2002, to December 31, 2002

               Consolidated Statements of Changes in Net Assets for the period from the start of business, March 19, 2002, to December 31, 2002

               Consolidated Statement of Cash Flows for the period from the start of business, March 19, 2002, to December 31, 2002

               Financial Highlights for the period from the start of business, March 19, 2002, to December 31, 2002

               Notes to Consolidated Financial Statements

               Independent Auditors' Report dated February 28, 2003

               Portfolio of Investments of Tax-Managed Growth Portfolio as of December 31, 2002

               Statement  of  Assets  and  Liabilities  of  Tax-Managed   Growth
               Portfolio as of December 31, 2002

               Statement of Operations of Tax-Managed Growth Portfolio for the period from the start of business, March 19, 2002, to December 31, 2002

               Statements of Changes in Net Assets of Tax-Managed Growth Portfolio for the years ended December 31, 2002 and December 31, 2001

               Supplementary Data of Tax-Managed Growth Portfolio for the years ended December 31, 2002, December 31, 2001, December 31, 2000, December 31, 1999, the two month period ended December 31, 1998, and the year ended October 31, 1998

               Notes to Financial Statements

               Independent Auditors' Report dated February 14, 2003

          (ii) The following is a list of all financial statements filed as a part of this report:

               Consolidated Portfolio of Investments as of December 31, 2003

               Consolidated Statement of Assets and Liabilities as of December 31, 2003

               Consolidated Statement of Operations for the year ended December 31, 2003

               Consolidated Statements of Changes in Net Assets for the year ended December 31, 2003 and the period from the start of business, March 19, 2002, to December 31, 2002

               Consolidated Statement of Cash Flows for the year ended December 31, 2003

               Financial Highlights for the year ended December 31, 2003

               Notes to Consolidated Financial Statements

               Independent Auditors' Report dated March 5, 2004

               Portfolio of Investments of Tax-Managed Growth Portfolio as of December 31, 2003

               Statement  of  Assets  and  Liabilities  of  Tax-Managed   Growth
               Portfolio as of December 31, 2003

               Statement of Operations of Tax-Managed Growth Portfolio for the year ended December 31, 2003

               Statements of Changes in Net Assets of Tax-Managed Growth Portfolio for the years ended December 31, 2003 and December 31, 2002

               Supplementary Data of Tax-Managed Growth Portfolio for the years ended December 31, 2003, December 31, 2002, December 31, 2001, December 31, 2000 and December 31, 1999

               Notes to Financial Statements

               Independent Auditors' Report dated February 20, 2004

     (b)       Reports on Form 8-K:

                    None.

     (c) A list of the exhibits filed as a part of this Form 10-K is included in the Exhibit Index appearing on page 66 hereof.

                                                                      Appendix A



Set forth below is a chart depicting the various entities in which the Fund invested as of December 31, 2003. Defined terms used below have the meaning ascribed to them in Item 1.




[Chart depicting (1) the Fund investing in Belvedere Company and Belrose Realty;
(2) Belvedere Company investing in the Portfolio; and (3) Belrose Realty investing in Bel Communities, Bel Apartment and Katahdin. The Fund is followed by footnote (A); Belvedere Company is followed by footnote (B); the Portfolio is followed by footnote (C); Belrose Realty is followed by footnote (D); and Bel Communities, Bel Apartment and Katahdin are each followed by footnote (E). The footnotes appear below.]









(A) Eaton Vance is the manager of the Fund; Boston Management is the Fund's investment adviser.
(B)  Boston  Management  is the  manager  and  investment  adviser of  Belvedere
     Company.
(C)  Boston Management is the Portfolio's investment adviser.
(D) Boston Management is the manager of Belrose Realty. Belrose Realty also holds investments in Partnership Preference Units.
(E)  Belrose  Realty  owns a  majority  interest  in  these  Real  Estate  Joint
     Ventures.

BELROSE CAPITAL FUND LLC as of December 31, 2003
CONSOLIDATED PORTFOLIO OF INVESTMENTS

INVESTMENT IN BELVEDERE CAPITAL FUND COMPANY LLC -- 75.3%

SECURITY                                               SHARES       VALUE
------------------------------------------------------------------------------------
Investment in Belvedere Capital Fund
Company LLC (Belvedere Capital)                        10,478,270   $  1,640,828,100
------------------------------------------------------------------------------------

TOTAL INVESTMENT IN BELVEDERE CAPITAL
   (IDENTIFIED COST, $1,470,171,002)                                $  1,640,828,100
------------------------------------------------------------------------------------

PARTNERSHIP PREFERENCE UNITS -- 2.6%

SECURITY                                               UNITS        VALUE
------------------------------------------------------------------------------------
Essex Portfolio, L.P. (California Limited
Partnership affiliate of Essex Property Trust,
Inc.), 7.875% Series B Cumulative
Redeemable Preferred Units, Callable from
2/6/03+(1)(2)                                             400,000   $     19,272,880
Kilroy Realty, L.P. (Delaware Limited Partnership
affiliate of Kilroy Realty Corporation), 8.075%
Series A Cumulative Redeemable Preferred
Units, Callable from 2/6/03+(1)                           400,000         18,457,880
Prentiss Properties Acquisition Partners, L.P.
(Delaware Limited Partnership affiliate of
Prentiss Properties Trust), 8.30% Series B
Cumulative Redeemable Perpetual Preferred
Units, Callable from 6/25/03+(1)                          386,464         18,986,976
------------------------------------------------------------------------------------

TOTAL PARTNERSHIP PREFERENCE UNITS
   (IDENTIFIED COST, $49,033,900)                                   $     56,717,736
------------------------------------------------------------------------------------

OTHER REAL ESTATE INVESTMENTS -- 21.7%

DESCRIPTION                                                         VALUE
------------------------------------------------------------------------------------
Rental property(1)(3)                                               $    473,491,403
------------------------------------------------------------------------------------

TOTAL OTHER REAL ESTATE INVESTMENTS
   (IDENTIFIED COST, $473,683,334)                                  $    473,491,403
------------------------------------------------------------------------------------

SHORT-TERM INVESTMENTS -- 0.4%

                                                       PRINCIPAL
                                                       AMOUNT
                                                       (000'S
SECURITY                                               OMITTED)     VALUE
------------------------------------------------------------------------------------
Investors Bank & Trust Company -
Time Deposit, 1.01%, 1/2/04                            $    7,614   $      7,614,214
------------------------------------------------------------------------------------

TOTAL SHORT-TERM INVESTMENTS
   (AT AMORTIZED COST, $7,614,214)                                  $      7,614,214
------------------------------------------------------------------------------------

TOTAL INVESTMENTS -- 100.0%
   (IDENTIFIED COST, $2,000,502,450)                                $  2,178,651,453
------------------------------------------------------------------------------------











+ Security exempt from registration under the Securities Act of 1933. At December 31, 2003, the value of these securities totaled $56,717,736, or 3.5% of net assets.
(1) Investment valued at fair value using methods determined in good faith by or at the direction of the Manager of Belrose Realty Corporation.
(2)  On January 8, 2004, the call date was changed to 12/31/09.
(3) Rental property represents twenty-eight multi-family residential properties located in twelve states. None of the individual properties represent more than 5% of net assets.

                 See notes to consolidated financial statements

BELROSE CAPITAL FUND LLC as of December 31, 2003
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

AS OF DECEMBER 31, 2003

ASSETS

Investments, at value (identified cost, $2,000,502,450)                    $  2,178,651,453
Cash                                                                              6,535,905
Escrow deposits -- restricted                                                     2,436,133
Distributions and interest receivable                                               400,960
Other assets                                                                      3,660,997
Open interest rate swap agreements, at value                                      1,423,867
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $  2,193,109,315
-------------------------------------------------------------------------------------------

LIABILITIES

Loan payable -- New Credit Facility                                        $    183,300,000
Mortgages payable                                                               344,219,483
Distributions payable to minority shareholders                                       16,800
Security deposits                                                                   968,110
Swap interest payable                                                                79,280
Accrued expenses:
   Interest expense                                                               2,319,122
   Property taxes                                                                 1,959,252
   Other expenses and liabilities                                                 1,782,021
Minority interests in controlled subsidiaries                                    26,010,489
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                          $    560,654,557
-------------------------------------------------------------------------------------------
NET ASSETS FOR 17,032,796 FUND SHARES OUTSTANDING                          $  1,632,454,758
-------------------------------------------------------------------------------------------

SHAREHOLDERS' CAPITAL                                                      $  1,632,454,758
-------------------------------------------------------------------------------------------

NET ASSET VALUE AND REDEMPTION
PRICE PER SHARE (NOTE 4)

($1,632,454,758 DIVIDED BY 17,032,796 FUND SHARES OUTSTANDING)             $          95.84
-------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

INVESTMENT INCOME

Dividends allocated from Belvedere Capital
   (net of foreign taxes, $248,681)                                        $     21,290,041
Interest allocated from Belvedere Capital                                           335,885
Expenses allocated from Belvedere Capital                                        (8,692,174)
-------------------------------------------------------------------------------------------
Net investment income allocated from Belvedere Capital                     $     12,933,752
Rental income                                                                    64,679,823
Distributions from Partnership Preference Units                                   4,591,951
Interest                                                                            107,430
-------------------------------------------------------------------------------------------
TOTAL INVESTMENT INCOME                                                    $     82,312,956
-------------------------------------------------------------------------------------------

EXPENSES

Investment advisory and administrative fees                                $      4,977,521
Property management fees                                                          2,590,322
Distribution and servicing fees                                                   2,800,440
Interest expense on mortgages                                                    26,317,765
Interest expense on credit facilities                                             2,796,418
Property and maintenance expenses                                                17,974,998
Property taxes and insurance                                                      8,068,145
Miscellaneous                                                                       979,238
-------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                             $     66,504,847
-------------------------------------------------------------------------------------------
Deduct --
   Reduction of investment advisory and administrative fees                $      1,415,111
-------------------------------------------------------------------------------------------
NET EXPENSES                                                               $     65,089,736
-------------------------------------------------------------------------------------------


Net investment income before minority interests in net income of
   controlled subsidiaries                                                 $     17,223,220
Minority interests in net income of controlled subsidiaries                      (1,943,578)
-------------------------------------------------------------------------------------------

NET INVESTMENT INCOME                                                      $     15,279,642
-------------------------------------------------------------------------------------------

REALIZED AND UNREALIZED GAIN (LOSS)

Net realized gain (loss) --
   Investment transactions from Belvedere Capital (identified
      cost basis)                                                          $     19,117,006
   Investment transactions (identified cost basis)                                  (14,942)
   Interest rate swap agreements                                                (16,652,934)
-------------------------------------------------------------------------------------------
NET REALIZED GAIN                                                          $      2,449,130
-------------------------------------------------------------------------------------------
Change in unrealized appreciation (depreciation) --
   Investment in Belvedere Capital (identified cost basis)                 $    288,392,438
   Investments in Partnership Preference Units (identified cost basis)            6,834,831
   Investment in other real estate (net of minority interests in
      unrealized loss of controlled subsidiaries of $5,418,472)                   3,632,735
   Interest rate swap agreements                                                 12,976,709
-------------------------------------------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)                       $    311,836,713
-------------------------------------------------------------------------------------------

NET REALIZED AND UNREALIZED GAIN                                           $    314,285,843
-------------------------------------------------------------------------------------------

NET INCREASE IN NET ASSETS FROM OPERATIONS                                 $    329,565,485
-------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

INCREASE (DECREASE)                                   YEAR ENDED            PERIOD ENDED
IN NET ASSETS                                         DECEMBER 31, 2003     DECEMBER 31, 2002*
----------------------------------------------------------------------------------------------
Net investment income                                 $      15,279,642     $        5,431,684
Net realized gain from investment transactions                2,449,130              5,188,827
Net change in unrealized appreciation
   (depreciation) of investments                            311,836,713           (129,398,897)
----------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS
   FROM OPERATIONS                                    $     329,565,485     $     (118,778,386)
----------------------------------------------------------------------------------------------
Transactions in Fund Shares --
   Investment securities contributed                  $      95,047,136     $    1,378,394,239
   Less - Selling commissions                                  (325,083)            (6,404,936)
----------------------------------------------------------------------------------------------
Net contributions                                     $      94,722,053     $    1,371,989,303
Net asset value of Fund Shares
   issued to Shareholders in
   payment of distributions declared                            348,050                     --
Net asset value of Fund
   Shares redeemed                                          (33,374,471)           (11,209,262)
----------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM FUND
   SHARE TRANSACTIONS                                 $      61,695,632     $    1,360,780,041
----------------------------------------------------------------------------------------------
Distributions --
   Distributions to Shareholders                      $        (808,014)    $               --
----------------------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                   $        (808,014)    $               --
----------------------------------------------------------------------------------------------

NET INCREASE IN NET ASSETS                            $     390,453,103     $    1,242,001,655
----------------------------------------------------------------------------------------------

NET ASSETS

At beginning of year                                  $   1,242,001,655     $               --
----------------------------------------------------------------------------------------------
AT END OF YEAR                                        $   1,632,454,758     $    1,242,001,655
----------------------------------------------------------------------------------------------

*    For the period from the start of business, March 19, 2002, to December
     31, 2002.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           YEAR ENDED
INCREASE (DECREASE) IN CASH                                                DECEMBER 31, 2003
--------------------------------------------------------------------------------------------
Cash Flows From (For) Operating Activities --
Net increase in net assets from operations                                 $     329,565,485
Adjustments to reconcile net increase in net assets from operations to net cash flows for operating activities --
   Net investment income allocated from Belvedere Capital                        (12,933,752)
   Decrease in escrow deposits                                                       802,927
   Increase in other assets                                                         (107,660)
   Decrease in distributions and interest receivable                                  39,093
   Decrease in interest payable for open swap agreements                             (50,603)
   Decrease in security deposits, accrued interest and accrued
      other expenses and liabilities                                                (928,077)
   Decrease in accrued property taxes                                               (615,937)
   Purchases of Partnership Preference Units                                      (8,033,600)
   Proceeds from sale of common stock                                             10,140,535
   Improvements to rental property                                                (4,679,844)
   Increase in short-term investments                                             (7,614,214)
   Net decrease in investment in Belvedere Capital                                 1,651,419
   Net interest incurred on interest rate swap agreements                         (4,477,357)
   Payment for termination of interest rate swap agreements                      (12,175,577)
   Minority interests in net income of controlled subsidiaries                     1,943,578
   Net realized gain from investment transactions                                 (2,449,130)
   Net change in unrealized (appreciation) depreciation
      of investments                                                            (311,836,713)
--------------------------------------------------------------------------------------------
NET CASH FLOWS FOR OPERATING ACTIVITIES                                    $     (21,759,427)
--------------------------------------------------------------------------------------------






Cash Flows From (For) Financing Activities --
   Proceeds from Credit Facility                                           $      28,000,000
   Payments on behalf of investors (selling commissions)                            (325,083)
   Payments for Fund Shares redeemed                                              (6,204,599)
   Distributions paid to Shareholders                                               (459,964)
   Capital contributed to controlled subsidiaries                                     70,837
--------------------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                   $      21,081,191
--------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                       $        (678,236)
--------------------------------------------------------------------------------------------

CASH AT BEGINNING OF YEAR                                                  $       7,214,141
--------------------------------------------------------------------------------------------

CASH AT END OF YEAR                                                        $       6,535,905
--------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE AND NON-CASH
INVESTING AND FINANCING ACTIVITIES

Securities contributed by Shareholders, invested in
   Belvedere Capital                                                       $      95,047,136
Interest paid on loan -- credit facilities                                 $       2,852,392
Interest paid on mortgages                                                 $      25,904,530
Interest paid on swap agreements                                           $       4,527,960
Market value of securities distributed in payment of redemptions           $      27,169,872
Market value of common stock received from Belvedere Capital               $      10,155,477

                 See notes to consolidated financial statements

FINANCIAL HIGHLIGHTS

FOR THE YEAR ENDED DECEMBER 31, 2003

Net asset value -- Beginning of year                                $     76.860
--------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS

Net investment income(6)                                            $      0.897
Net realized and unrealized gain                                          18.133
--------------------------------------------------------------------------------
TOTAL INCOME FROM OPERATIONS                                        $     19.030
--------------------------------------------------------------------------------

DISTRIBUTIONS

Distributions to Shareholders                                       $     (0.050)
--------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                                 $     (0.050)
--------------------------------------------------------------------------------

NET ASSET VALUE -- END OF YEAR                                      $     95.840
--------------------------------------------------------------------------------

TOTAL RETURN(1)                                                            24.77%
--------------------------------------------------------------------------------

                                                                       AS A PERCENTAGE OF           AS A PERCENTAGE OF
RATIOS                                                                AVERAGE NET ASSETS(5)     AVERAGE GROSS ASSETS(2)(5)
--------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
   Interest and other borrowing costs(7)                                      1.51%                           1.14%
   Operating expenses(7)                                                      1.65%                           1.25%
Belrose Capital Fund LLC Expenses
   Interest and other borrowing costs(4)(8)                                   0.20%                           0.15%
   Investment advisory and administrative fees, servicing fees
      and other Fund operating expenses(3)(4)                                 1.12%                           0.84%
                                                                      ----------------------------------------------------
Total expenses                                                                4.48%                           3.38%

Net investment income                                                         1.08%                           0.81%
--------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DATA

Net assets, end of year (000's omitted)                                                               $  1,632,455
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)                                              15%
--------------------------------------------------------------------------------------------------------------------------

(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belrose Capital Fund LLC (Belrose Capital) (including Belrose Capital's interest in Belvedere Capital Fund Company LLC (Belvedere Capital) and Belrose Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries (Note 1)), without reduction by any liabilities. For this purpose, the assets of Belrose Realty Corporation's (Belrose Realty) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belrose Realty.
(3) Includes Belrose Capital's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.
(4) Includes the expenses of Belrose Capital and Belrose Realty. Does not include expenses of the real estate subsidiaries majority-owned by Belrose Realty.
(5) For the purpose of calculating ratios, the income and expenses of Belrose Realty's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belrose Realty.
(6)  Calculated using average shares outstanding.
(7) Includes Belrose Realty's proportional share of expenses incurred by its majority-owned subsidiaries.
(8) Ratios do not include interest incurred in connection with the interest rate swap agreements. Had such amounts been included, ratios would be higher.

                 See notes to consolidated financial statements

BELROSE CAPITAL FUND LLC as of December 31, 2003
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1  ORGANIZATION

   A INVESTMENT OBJECTIVE -- Belrose Capital Fund LLC (Belrose Capital) is a Delaware limited liability company established to offer diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected publicly-traded companies. The investment objective of Belrose Capital is to achieve long-term, after-tax returns for Belrose Capital shareholders (Shareholders). Belrose Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the State of New York. Belrose Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Capital), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belrose Capital and Belvedere Capital is directly and substantially affected by the performance of the Portfolio. Separate from its investment in the Portfolio through Belvedere Capital, Belrose Capital invests in real estate assets through a controlled subsidiary, Belrose Realty Corporation (Belrose Realty). Such investments include income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly-traded real estate investment trusts (REITs) and interests in real properties held through joint ventures that are controlled subsidiaries of Belrose Realty.

   B SUBSIDIARIES -- Belrose Capital invests in real estate through its subsidiary Belrose Realty. At December 31, 2003, Belrose Realty invested directly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Bel Apartment Properties Trust (Bel Apartment), Katahdin Property Trust LLC (Katahdin) and Bel Communities Property Trust (Bel Communities).

   Belrose Realty -- At December 31, 2003, Belrose Capital owned 100% of the common stock issued by Belrose Realty and intends to hold all of Belrose Realty's common stock at all times. Additionally, 2,100 shares of preferred stock of Belrose Realty are outstanding at December 31, 2003. The preferred stock has a par value of $0.01 per share and is redeemable by Belrose Realty at a redemption price of $100 per share after the occurrence of certain tax events or after December 31, 2005. Dividends on the preferred stock are cumulative and payable annually equal to $8 per share. The interest in preferred stock is recorded as minority interest on the Consolidated Statement of Assets and Liabilities.

   Bel Apartment -- Bel Apartment, a majority-owned subsidiary of Belrose Realty, owns ten multi-family residential properties consisting of 2,530 units (collectively, the Bel Apartment Properties) located in seven states (Texas, Arizona, Georgia, North Carolina, Washington, Tennessee and Florida). The average occupancy rate was approximately 91% at December 31, 2003. Belrose Realty owns Class A units of Bel Apartment, representing 75% of the voting interests in Bel Apartment, and a minority shareholder (the Bel Apartment Minority Shareholder) owns Class B units, representing 25% of the voting interests in Bel Apartment. The Class B equity interest is recorded as minority interest on the Consolidated Statement of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belrose Realty has priority in distributions and has greater voting rights than the holder of the Class B units. Pursuant to a buy/sell agreement entered into at the time Bel Apartment was established, either Belrose Realty or the Bel Apartment Minority Shareholder can give notice after July 31, 2009 either to buy the other's equity interest in Bel Apartment or to sell its own equity interest in Bel Apartment.

   Katahdin -- Katahdin, a majority-owned subsidiary of Belrose Realty, owns six multi-family residential properties consisting of 2,476 units (collectively, the Katahdin Properties) located in five states (Florida, North Carolina, New Mexico, Texas and Washington). The average occupancy rate was approximately 96% at December 31, 2003. Belrose Realty owns 100% of the Class A units of Katahdin and a minority shareholder (the Katahdin Minority Shareholder) owns 100% of the Class B units. The units of Katahdin entitled to board of managers' representation are currently owned 75% by Belrose Realty and 25% by the Katahdin Minority Shareholder. The Class B equity interest is recorded as minority interest on the Consolidated Statement of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belrose Realty has priority in distributions and has greater voting rights than the holder of the Class B units. Pursuant to a buy/sell agreement entered into at the time Katahdin was established, either Belrose Realty or the Katahdin Minority Shareholder can give notice after November 23, 2010 either to buy the other's equity interest in Katahdin or to sell its own equity interest in Katahdin.

   Bel Communities -- Bel Communities, a majority-owned subsidiary of Belrose Realty, owns twelve multi-family residential properties consisting of 2,624 units (collectively, the Bel Communities Properties) located in eleven states (Texas, Arizona, Georgia, North Carolina, Washington,

   Tennessee, Minnesota, Maryland, Oregon, Oklahoma and Florida). The average occupancy rate was 93% at December 31, 2003. Belrose Realty owns Class A units of Bel Communities, representing 75% of the voting interests in Bel Communities, and a minority shareholder (the Bel Communities Minority Shareholder) owns Class B units, representing 25% of the voting interests in Bel Communities. The Class B equity interest is recorded as minority interest on the Consolidated Statement of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belrose Realty has priority in distributions and has greater voting rights than the holder of Class B units. Pursuant to a buy/sell agreement entered into at the time Bel Communities was established, either Belrose Realty or the Bel Communities Minority Shareholder can give notice after November 27, 2009 either to buy the other's equity interest in Bel Communities or to sell its own equity interest in Bel Communities.

   The audited financial statements of the Portfolio, including the Portfolio of Investments, are included elsewhere in this report and should be read in conjunction with these financial statements.

2  SIGNIFICANT ACCOUNTING POLICIES

   The following is a summary of significant accounting policies consistently followed in the preparation of the consolidated financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America.

   A PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Belrose Capital and its majority owned subsidiaries. Belrose Capital and Belrose Realty consolidate all investments in affiliates in which its ownership exceeds 50 percent. The accompanying consolidated financial statements include the accounts of Belrose Capital, Belrose Realty, Bel Apartment, Katahdin and Bel Communities (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

   B BASIS OF PRESENTATION -- Belrose Capital is an investment company and, as such, presents its assets at fair value. Fixed liabilities are generally stated at their principal value.

   C INVESTMENT COSTS -- The Fund's investment assets were principally acquired through contributions of common stock by Shareholders in exchange for Shares of the Fund, through purchases of Partnership Preference Units and other real estate investments, and through contributions of real estate investments in exchange for cash and a minority interest in controlled subsidiaries. Upon receipt of common stock from Shareholders, Belrose Capital immediately exchanged the contributed securities into Belvedere Capital for shares thereof, and Belvedere Capital, in turn, immediately thereafter exchanged the contributed securities into the Portfolio for an interest in the Portfolio. The initial cost at which the Fund's investments of contributed securities is carried in the consolidated financial statements is the value of the contributed securities as of the close of business on the day prior to their contribution to the Fund. The initial tax basis of the Fund's investment in the Portfolio through Belvedere Capital is the same as the contributing Shareholders' basis in securities contributed to the Fund. The initial tax and financial reporting basis of the Fund's investment in Partnership Preference Units and other real estate purchased by the Fund is the purchase cost. The initial cost at which the Fund's investments in real estate contributed is carried in the consolidated financial statements is the market value on contribution date. The initial tax basis of real estate investments contributed is the contributor's tax basis at the time of contribution or value at the time of contribution, depending on the taxability of the contribution.

   D INVESTMENT AND OTHER VALUATIONS -- The Fund's investments may consist of shares of Belvedere Capital, real property investments, Partnership Preference Units and short-term debt securities. Belvedere Capital's only investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein. Additionally, the Fund has entered into interest rate swap agreements (Note 7). The valuation policy followed by the Fund, Belvedere Capital and the Portfolio is as follows:

   Securities listed on a U.S. securities exchange generally are valued at the last sale price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and asked prices therefore on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ National Market System generally are valued at the official NASDAQ closing price. Unlisted or listed securities for which closing sales prices or closing quotations are not available are valued at the mean between the latest available bid and asked prices. Exchange-traded options are valued at the last sale price for the day of valuation as quoted on the principal exchange or board of trade on which the options are traded or, in the absence of sales on such date, at the mean between the latest bid and asked prices therefore. Futures positions on securities and currencies generally are valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. If short-term debt securities were acquired with a remaining maturity of more than 60 days, their amortized cost value will be based on their value on the sixty-first day prior to maturity. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. The daily valuation of foreign securities generally is determined as of the close of trading on the principal exchange on which such securities trade. Events occurring after the close of trading on foreign exchanges may result in adjustments to the valuation of foreign securities to more accurately reflect their fair value as of the close of regular trading on the New York Stock Exchange. The Portfolio may rely on an independent fair valuation service in adjusting the valuations of foreign securities. Foreign securities and currencies are valued in U.S. dollars, based on foreign currency exchange rate quotations supplied by an independent quotation service. Investments held by the Portfolio for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees of the Portfolio considering relevant factors, data and information, including the market value of freely tradeable securities of the same class in the principal market on which such securities are normally traded. Interest rate swap agreements are valued by Boston Management and Research (Boston Management), as Investment Adviser of Belrose Capital, based upon dealer and counterparty quotes and pricing models which take into consideration the market trading prices of interest rate swap agreements that have similar terms to the interest rate swap agreements the Fund has entered.

   Market prices for the Fund's real estate investments (including Partnership Preference Units and joint ventures) are not readily available and therefore they are stated in the Fund's consolidated financial statements at estimated fair value. The estimated fair value of an investment represents the amount at which Boston Management (as manager of Belrose Realty) believes the investment could be sold in a current transaction between willing parties in an orderly disposition, that is, other than in a forced or liquidation sale. In valuing these investments, Boston Management considers relevant factors, data and information. With respect to investments in Partnership Preference Units, Boston Management considers information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments, other than Partnership Preference Units, are valued based upon independent valuations, that represent the amount at which the investments could be sold in a current transaction between willing parties and assume an orderly disposition, that is, other than in a forced or liquidation sale. Detailed real property valuations are performed at least annually and reviewed periodically. The value of real estate investments in joint ventures is estimated using a financial model that considers the (i) terms of the joint venture agreements relating to allocation of distributable cash flow, (ii) the duration of the joint venture; and (iii) the projected property values and cash flows from the properties based on estimates used in the independent valuations. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. The valuation of real estate investments includes many assumptions, including, but not limited to, a current transaction between willing parties and an orderly disposition of assets. If the assumptions used to value a real estate investment change, it may materially impact the estimated fair value of that investment.

   A mortgage note payable may be adjusted to the estimated amount at which the mortgage note could be settled in a current transaction. If the rental property securing such mortgage note payable has a value lower than the outstanding principal balance, is operating at a deficit and financial resources are not expected to be provided to fund such deficit, then the mortgage note payable may be adjusted to the estimated fair value of the property securing the mortgage note.

   Changes in the fair value of the Fund's investments are recorded as unrealized appreciation or depreciation in the Consolidated Statement of Operations.

   E INTEREST RATE SWAPS -- Belrose Capital has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, Belrose Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments from the counterparty that fluctuate with one-month LIBOR. Net interest paid and accrued or received and earned is recorded as realized gains or losses and changes in the underlying values of the swaps are recorded as unrealized appreciation (depreciation), each in the Consolidated Statement of Operations. Belrose Capital is exposed to credit loss in the event of non-performance by the swap counterparty. Risks may arise from the unanticipated movements in the value of interest rates.

   F RENTAL OPERATIONS -- The apartment units held by Bel Apartment, Katahdin and Bel Communities are leased to residents generally for a term of one year renewable upon consent of both parties on a year-to-year or month-to-month basis.

   The mortgage escrow accounts consist of deposits for real estate taxes, insurance, reserve for replacements and capital repairs as required under the mortgage agreements. The mortgage escrow accounts are held by the respective financial institutions and controlled by mortgage lenders (Note
   8).

   Costs incurred in connection with acquisitions of properties have been capitalized. Significant betterments and improvements are capitalized as part of real property.

   G INCOME -- Dividend income and distributions from Partnership Preference Units are recorded on the ex-dividend date and interest income is recorded on the accrual basis. Rental income is recorded on the accrual basis based upon the terms of the lease agreements.

   Belvedere Capital's net investment income or loss consists of Belvedere Capital's pro-rata share of the net investment income or loss of the Portfolio, less all actual or accrued expenses of Belvedere Capital, determined in accordance with accounting principles generally accepted in the United States of America. The Fund's net investment income or loss consists of the Fund's pro-rata share of the net investment income or loss of Belvedere Capital, plus all income earned on the Fund's direct and indirect investments (including Partnership Preference Units and real property), less all actual and accrued expenses of the Fund determined in accordance with accounting principles generally accepted in the United States of America.

   H DEFERRED COSTS -- Mortgage origination expenses incurred in connection with the financing of Bel Apartment, Katahdin and Bel Communities are capitalized and amortized over the terms of the respective loans. Deferred loan costs are included in other assets and amortization expense is included in mortgage interest expense in the accompanying consolidated financial statements.

   I INCOME TAXES -- Belrose Capital, Belvedere Capital and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belrose Capital, Belvedere Capital and the Portfolio do not incur federal income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The policy of Belrose Realty, Bel Apartment, Katahdin and Bel Communities is to comply with the Internal Revenue Code of 1986, as amended, applicable to REITs. Belrose Realty, Bel Apartment, Katahdin and Bel Communities will generally not be subject to federal income tax to the extent that they distribute their earnings to their stockholders each year and maintain their qualification as REITs.

   Net investment income and capital gains determined in accordance with income tax regulations may differ from such amounts determined in accordance with generally accepted accounting principles. Such differences could be significant and are primarily due to differences in the cost basis of securities contributed, depreciation on real estate assets, periodic payments made in connection with interest rate swap agreements and the character of distributions received from REITs and Partnership Preference Units.

   J OTHER -- Investment transactions are accounted for on a trade date basis.

   K USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

   L RECLASSIFICATIONS -- Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation.

   M INDEMNIFICATIONS -- Under Belrose Capital's Limited Liability Company Agreement, Belrose Capital's officers, its manager, investment adviser, and any affiliate, associate, officer, employee or trustee thereof, and any manager, director, officer or employee of Belrose Realty or any other controlled subsidiary may be indemnified against certain liabilities and expenses arising out of their duties to the Fund. Shareholders also may be indemnified against personal liability for the liabilities of Belrose Capital. Additionally, in the normal course of business, the Fund enters into agreements with service providers that may contain indemnification clauses. The Fund's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.










3  DISTRIBUTIONS TO SHAREHOLDERS

   Belrose Capital intends to distribute at the end of each year, or shortly thereafter, the amount of its net investment income for the year, if any, and 18% of the amount of its net realized capital gains for such year (reduced from 22% to reflect the reduction in federal long-term capital gains tax rates), if any, other than precontribution gains allocated to a Shareholder in connection with a tender offer or other extraordinary event with respect to a security contributed by that Shareholder or such Shareholder's predecessor in interest. In addition, whenever a distribution in respect of a precontribution gain is made, Belrose Capital intends to make a supplemental distribution to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and supplemental distributions. Capital gain distributions that are made with respect to realized precontribution gains and the associated supplemental distributions (collectively, Special Distributions) will be made solely to the Shareholders to whom such realized precontribution gain is allocated. There were no Special Distributions paid or accrued during the year ended December 31, 2003.

   The Fund's distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income (or loss) and net realized gain (or loss) as set forth in the Fund's financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under generally accepted accounting principles.

   In addition, Belrose Realty, Bel Apartment, Katahdin and Bel Communities intend to distribute substantially all of their taxable income earned by the respective entities during the year.

4  SHAREHOLDER TRANSACTIONS

   Belrose Capital may issue an unlimited number of full and fractional Fund Shares. Transactions in Fund Shares, including contributions of securities in exchange for Shares of Belrose Capital, were as follows:

                                           YEAR ENDED            PERIOD ENDED
                                           DECEMBER 31, 2003     DECEMBER 31, 2002*
   --------------------------------------------------------------------------------
   Issued at Belrose Capital closings              1,283,497             16,306,636
   Issued to Shareholders electing to
      receive payment of distributions
      in Fund Shares                                   4,413                     --
   Redemptions                                      (415,385)              (146,365)
   --------------------------------------------------------------------------------
   NET INCREASE                                      872,525             16,160,271
   --------------------------------------------------------------------------------

   * For the period from the start of business, March 19, 2002, to December 31, 2002.

   Redemptions of Fund Shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of Fund Shares redeemed. The redemption fee is paid to Eaton Vance Distributors, Inc. (EV Distributors) by Belrose Capital on behalf of the redeeming Shareholder. No charge is levied on redemptions of Fund Shares acquired through the reinvestment of distributions, Fund Shares redeemed in connection with a tender offer or other extraordinary corporate event or Fund Shares redeemed following the death of all of the initial holders of the Fund Shares redeemed. In addition, no fee applies to redemptions made pursuant to a Systematic Redemption Plan, whereby a Shareholder can redeem up to 2% of Fund Shares held on a quarterly basis. For the year ended December 31, 2003, EV Distributors received $139,527 in redemption fees.

   Shareholders in Belrose Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to (i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 7.75% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Fund Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. The existence of restructured Fund Shares does not adversely affect Shareholders who do not participate in the election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

   The allocation of Belrose Capital's net asset value per Share of $95.84 as of December 31, 2003, between Preferred and Common Shares that have been restructured is as follows:




                                                     PER SHARE VALUE AT
                                                     DECEMBER 31, 2003
                                           ---------------------------------------
                                           PREFERRED            COMMON
   DATE OF CONTRIBUTION                    SHARES               SHARES
   -------------------------------------------------------------------------------
   February 19, 2003                       $           74.80    $            21.04
   -------------------------------------------------------------------------------

   In connection with the offering of Fund Shares, EV Distributors, the Placement Agent, received $325,083 in selling commissions paid by Belrose Capital on behalf of Shareholders. EV Distributors, in turn, paid this amount to the applicable subagent on behalf of Shareholders investing in Belrose Capital through such subagent. In addition, EV Distributors made payments to subagents from its own resources totaling $950,471 approximately equal to 1.0% of the value of investments in Belrose Capital made through subagents.

5  INVESTMENT TRANSACTIONS

   The following table summarizes the Fund's investment transactions for the year ended December 31, 2003:

                                                          YEAR ENDED
   INVESTMENT TRANSACTION                                 DECEMBER 31, 2003
   ------------------------------------------------------------------------
   Increases in investment in Belvedere Capital           $      95,047,136
   Decreases in investment in Belvedere Capital(1)        $      38,976,768
   Purchases of Partnership Preference Units(2)           $       8,033,600
   Sale of common stock(1)                                $      10,140,535
   ------------------------------------------------------------------------

   (1) Included in decreases in investment in Belvedere Capital is the receipt of common stock through a redemption in-kind of $10,155,477. Belrose Capital subsequently sold the common stock recognizing a loss of $14,942 on the transaction.
   (2) Purchases of Partnership Preference Units for the year ended December 31, 2003 represent Partnership Preference Units purchased from other funds sponsored by Eaton Vance Management (Eaton Vance).

6  INDIRECT INVESTMENT IN PORTFOLIO

   The following table summarizes the Fund's investment in the Portfolio through Belvedere Capital, for the year ended December 31, 2003, including allocations of income, expenses and net realized and unrealized gains (losses) for the year then ended:

                                                                             YEAR ENDED
                                                                             DECEMBER 31, 2003
   -------------------------------------------------------------------------------------------
   Belvedere Capital's interest in the Portfolio(1)                          $  11,100,012,615
   The Fund's investment in Belvedere Capital(2)                             $   1,640,828,100
   Income allocated to Belvedere Capital from the Portfolio                  $     143,671,130
   Income allocated to the Fund from Belvedere Capital                       $      21,625,926
   Expenses allocated to Belvedere Capital from the Portfolio                $      43,085,940
   Expenses allocated to the Fund from Belvedere Capital(3)                  $       8,692,174
   Net realized gain allocated to Belvedere Capital from the Portfolio       $     128,352,887
   Net realized gain allocated to the Fund from Belvedere Capital            $      19,117,006
   Change in unrealized appreciation (depreciation)
      allocated to Belvedere Capital from the Portfolio                      $   1,892,271,872
   Change in unrealized appreciation (depreciation)
      allocated to the Fund from Belvedere Capital                           $     288,392,438
   -------------------------------------------------------------------------------------------

   (1) As of December 31, 2003, the value of Belvedere Capital's interest in the Portfolio represents 63.0% of the Portfolio's net assets.
   (2) As of December 31, 2003, the Fund's investment in Belvedere Capital represents 14.8% of Belvedere Capital's net assets.
   (3) Allocated expenses include $6,481,012 of expenses from the Portfolio, $61,831 of operating expenses and $2,149,331 of service fees (Note 9).

7  INTEREST RATE SWAP AGREEMENTS

   Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belrose Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at December 31, 2003 are listed below.

   NOTIONAL                                INITIAL                       UNREALIZED
   AMOUNT                                  OPTIONAL       FINAL          APPRECIATION AT
   (000'S       FIXED       FLOATING       TERMINATION    TERMINATION    DECEMBER 31,
   OMITTED)     RATE        RATE           DATE           DATE           2003
   -------------------------------------------------------------------------------------
   $   31,588   4.180%      LIBOR + 0.30%  7/09           6/10           $      210,531
       37,943   4.160%      LIBOR + 0.30%  11/09          6/10                  252,843
       83,307   4.045%      LIBOR + 0.30%  --             6/10                  960,493
   -------------------------------------------------------------------------------------
   TOTAL                                                                 $    1,423,867
   -------------------------------------------------------------------------------------

   On October 1, 2003, new interest rate swap agreements were entered into to fix a portion of the cost of Belrose Capital's borrowings under the New Credit Facility (Note 8B) established on July 15, 2003. Concurrently, all interest rate swap agreements outstanding on September 30, 2003 were terminated, resulting in realized losses of $12,175,577.

8  DEBT

   A MORTGAGES -- Rental property held by Belrose Realty's controlled subsidiaries is financed through mortgages issued to the controlled subsidiaries. The mortgages are secured by the rental property. The mortgages are generally without recourse to Belrose Realty and Belrose Capital, except, in the case of Bel Apartment and Bel Communities, for certain liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants, and liabilities arising from environmental conditions involving or affecting the rental property subject to the mortgages. Belrose Capital and Belrose Realty have received indemnification from each of the Bel Apartment Minority
   Shareholder and Bel Communities Minority Shareholder (Note 1B), as applicable for certain of such potential liabilities. The estimated fair value of the rental property securing the loans was $473,491,403 at December 31, 2003. Amounts outstanding at December 31, 2003 are as follows:

                          ANNUAL           MONTHLY       BALANCE AT
   MATURITY               INTEREST         INTEREST      DECEMBER 31,
   DATE                   RATE             PAYMENT*      2003
   -------------------------------------------------------------------
   May 1, 2010            8.330%           $   745,323   $ 107,369,483
   December 1, 2010       7.540%               760,283     121,000,000
   June 1, 2011           6.765%               653,104     115,850,000
   -------------------------------------------------------------------
                                           $ 2,158,710   $ 344,219,483
   -------------------------------------------------------------------

   * Mortgages provide for monthly payments of interest only through the respective maturity date, with the entire principal balance due on the respective maturity date.

   The estimated market value of the mortgage notes payable is approximately $393,000,000 at December 31, 2003. The mortgage notes payable cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty or without the sale of the rental property financed by the mortgage notes payable. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable or sell the related rental property prior to the maturity date. The market value of the mortgages is based on estimates using discounted cash flow analysis and currently prevailing rates. Considerable judgment is necessary in interpreting market data to develop estimates of market value. The use of different assumptions or estimation methodologies may have a material effect on the estimated market value.

   B CREDIT FACILITY -- On July 15, 2003, Belrose Capital refinanced its credit facility with Merrill Lynch Mortgage Capital, Inc. with two new credit arrangements (collectively, the New Credit Facility). The New Credit Facility has a seven-year maturity and will expire on June 25, 2010. Belrose Capital's obligations under the New Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Apartment, Katahdin and Bel Communities.

   At the date the agreement was entered into, Belrose Capital borrowed $168,000,000 with DrKW Holdings, Inc., which increased to $177,000,000 as of November 4, 2003. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of December 31, 2003, outstanding borrowings under this credit arrangement totaled $177,000,000.

   The $57,000,000 credit arrangement with Merrill Lynch Mortgage Capital, Inc. includes the ability to issue letters of credit up to $10,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. Belrose Capital pays all fees associated with issuing the letters of credit. As of December 31, 2003, outstanding borrowings under this credit arrangement totaled $6,300,000, as well as letters of credit outstanding for $2,080,452. The letters of credit were issued as a substitute for funding certain mortgage escrow accounts required by the lender of Bel Communities and Bel Apartment. The letters of credit expire in 2004 and automatically extend for one-year periods not to extend beyond June 15, 2010.

   Borrowings under the New Credit Facility have been used to purchase the Fund's interests in real estate investments, to pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the New Credit Facility may be made in the future for these purposes.

9  MANAGEMENT FEE AND OTHER TRANSACTIONS WITH AFFILIATES

   Belrose Capital and the Portfolio have engaged Boston Management as Investment Adviser. Under the terms of the advisory agreement with the Portfolio, Boston Management receives a monthly advisory fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the year ended December 31, 2003, the advisory fee applicable to the Portfolio was 0.44% of average daily net assets. Belvedere Capital's allocated portion of the advisory fee totaled $41,671,111 of which $6,267,847 was allocated to Belrose Capital for the year ended December 31, 2003.










   In addition, Boston Management is, subject to the fee cap described below, entitled to receive a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross assets of Belrose Capital. The term "gross assets" with respect to Belrose Capital is defined to include the current value of all of Belrose Capital's assets (including Belrose Capital's interest in Belvedere Capital and Belrose Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. Belrose Realty pays Boston Management a monthly management fee at a rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of Belrose Realty. The term "gross assets" with respect to Belrose Realty is defined to include the current value of all assets of Belrose Realty, including Belrose Realty's ratable share of the assets of its controlled subsidiaries, without reduction by any liabilities. For this purpose, the assets of Belrose Realty's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belrose Realty. For the year ended December 31, 2003, the advisory and administrative fee paid or accrued to Boston Management by Belrose Capital, plus the management fee paid or accrued to Boston Management by Belrose Realty, totaled $4,977,521.

   Eaton Vance and Boston Management do not receive separate compensation for serving as Manager of Belrose Capital and Manager of Belvedere Capital, respectively.

   As compensation for its services as Placement Agent, Belrose Capital pays EV Distributors a monthly distribution fee at a rate of 1/120 of 1% (equivalent to 0.10% annually) of Belrose Capital's average daily net assets. For the year ended December 31, 2003, Belrose Capital's distribution fees paid or accrued to EV Distributors totaled $1,415,111.

   Payments to the Eaton Vance organization for investment advisory, management, administration and distribution services made by or in respect of Belrose Capital on a direct or indirect basis are subject to a monthly fee cap at a rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross assets of Belrose Capital (as defined above). Payments subject to the monthly fee cap are the distribution fee paid to EV Distributors, Belrose Capital's attributable share of advisory and management fees paid by the Portfolio and Belrose Realty, and Belrose Capital's advisory and administrative fee. Boston Management has agreed to waive a portion of the monthly advisory and administrative fee otherwise payable by Belrose Capital as necessary to comply with the monthly fee cap. For the year ended December 31, 2003, Boston Management has waived $1,415,111 of the advisory and administrative fees of Belrose Capital.

   Pursuant to a servicing agreement between Belvedere Capital and EV Distributors, Belvedere Capital pays a servicing fee to EV Distributors for providing certain services and information to Shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $14,288,579 for the year ended December 31, 2003, of which $2,149,331 was allocated to Belrose Capital. Pursuant to a servicing agreement between Belrose Capital and EV Distributors, Belrose Capital pays a servicing fee to EV Distributors on a quarterly basis at an annual rate of 0.25% of Belrose Capital's average daily net assets, less Belrose Capital's allocated share of the servicing fee payable by Belvedere Capital. For the year ended December 31, 2003, the servicing fee paid directly by Belrose Capital totaled $1,385,329. Of the servicing fee amounts allocated to and incurred by Belrose Capital for the year ended December 31, 2003, $1,471,244 was paid or accrued to subagents.

   Management services for the real property held by Bel Apartment, Katahdin and Bel Communities are provided by an affiliate of each respective entity's Minority Shareholder (Note 1B). Each management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the manager in conjunction with managing each respective entity's properties (Note 1B). For the year ended December 31, 2003, Belrose Realty's controlled subsidiaries paid or accrued property management fees of $2,590,322.

10 SEGMENT INFORMATION

   Belrose Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Capital. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Capital, Belrose Capital invests in real estate assets through its subsidiary Belrose Realty. Belrose Realty invests directly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Bel Apartment, Katahdin and Bel Communities (Note 1).

   Belrose Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain
   (loss) and unrealized appreciation (depreciation). The accounting policies of the reportable segments are the same as those for Belrose Capital on a consolidated basis (Note 2). No reportable segments have been aggregated. Reportable information by segment is as follows:

                                         TAX-
                                         MANAGED
   FOR THE YEAR ENDED                    GROWTH              REAL
   DECEMBER 31, 2003                     PORTFOLIO*          ESTATE              TOTAL
   ----------------------------------------------------------------------------------------------
   Revenue                               $     12,933,752    $     69,349,438    $     82,283,190
   Interest expense
     on mortgages                                      --         (26,317,765)        (26,317,765)
   Interest expense on
     credit facilities                                 --          (2,572,705)         (2,572,705)
   Operating expenses                            (922,781)        (31,784,810)        (32,707,591)
   Minority interest in net
     income of
     controlled subsidiaries                           --          (1,943,578)         (1,943,578)
   ----------------------------------------------------------------------------------------------
   NET INVESTMENT INCOME                 $     12,010,971    $      6,730,580    $     18,741,551


   Net realized gain (loss)                    19,102,064         (16,652,934)          2,449,130
   Change in unrealized
     appreciation (depreciation)              288,392,438          23,444,275         311,836,713
   ----------------------------------------------------------------------------------------------
   NET INCREASE IN NET ASSETS
     FROM OPERATIONS OF
     REPORTABLE SEGMENTS                 $    319,505,473    $     13,521,921    $    333,027,394
   ----------------------------------------------------------------------------------------------
   Segment assets                        $  1,640,828,100    $    544,254,775    $  2,185,082,875
   Segment liabilities                                 --         533,483,765         533,483,765
   ----------------------------------------------------------------------------------------------
   NET ASSETS OF
     REPORTABLE SEGMENTS                 $  1,640,828,100    $     10,771,010    $  1,651,599,110
   ----------------------------------------------------------------------------------------------

   The following tables reconcile the reported segment information to the consolidated financial statements for the year ended December 31, 2003:

   Revenue:
      Revenue from reportable segments                             $      82,283,190
      Unallocated amounts:
       Interest earned on cash not
         invested in the Portfolio or in subsidiaries                         29,766
   ---------------------------------------------------------------------------------
   TOTAL REVENUE                                                   $      82,312,956
   ---------------------------------------------------------------------------------
   Net increase (decrease) in net assets from operations:
      Net increase in net assets from operations of
       reportable segments                                         $     333,027,394
      Unallocated amounts:
       Interest earned on cash not invested
         in the Portfolio or in subsidiaries                                  29,766
   Unallocated amounts(1):
      Distribution and servicing fees                                     (2,800,440)
      Audit, tax and legal fees                                             (294,771)
      Interest expense on credit facilities                                 (223,713)
      Other operating expenses                                              (172,751)
   ---------------------------------------------------------------------------------
   TOTAL NET INCREASE IN NET ASSETS FROM OPERATIONS                $     329,565,485
   ---------------------------------------------------------------------------------
   Net assets:
      Net assets of reportable Segments                            $   1,651,599,110
      Unallocated cash(2)                                                    412,226
      Short-term investments(2)                                            7,614,214
      Loan payable -- New Credit Facility(3)                             (27,026,426)
      Other liabilities                                                     (144,366)
   ---------------------------------------------------------------------------------
   TOTAL NET ASSETS                                                $   1,632,454,758
   ---------------------------------------------------------------------------------

   * Belrose Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.
   (1) Unallocated amounts represent expenses incurred that pertain to the overall operation of Belrose Capital, and do not pertain to either operating segment.
   (2) Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.
   (3) Unallocated amount of loan payable-New Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

11 SUBSEQUENT EVENT (UNAUDITED)

   On January 14, 2004, the Fund made a distribution of $0.77 per share to Shareholders of record on January 13, 2004.

BELROSE CAPITAL FUND LLC as of December 31, 2003
INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS
OF BELROSE CAPITAL FUND LLC AND SUBSIDIARIES

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated portfolio of investments, of Belrose Capital Fund LLC and subsidiaries, (collectively, the Fund) as of December 31, 2003, and the related consolidated statements of operations and consolidated cash flows for the year then ended, the consolidated statements of changes in net assets for the year ended December 31, 2003 and the period from the start of business, March 19, 2002, to December 31, 2002, and financial highlights for the year ended December 31, 2003. These financial statements and the financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2003 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2003, the results of its operations, the changes in its net assets, its cash flows, and the financial highlights for the respective stated periods, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 5, 2004

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2003
PORTFOLIO OF INVESTMENTS

COMMON STOCKS -- 99.2%

SECURITY                                           SHARES            VALUE
--------------------------------------------------------------------------------------
AEROSPACE AND DEFENSE -- 2.5%

Boeing Company (The)                                      797,051    $      33,587,729
General Dynamics                                          735,000           66,436,650
Honeywell International, Inc.                             275,998            9,226,613
Northrop Grumman Corp.                                  1,684,522          161,040,303
Raytheon Company                                          313,599            9,420,514
Rockwell Collins, Inc.                                    203,032            6,097,051
Teledyne Technologies Incorporated(1)                       6,117              115,305
United Technologies Corp.                               1,582,098          149,935,427
--------------------------------------------------------------------------------------
                                                                     $     435,859,592
--------------------------------------------------------------------------------------

AIR FREIGHT AND LOGISTICS -- 2.6%

FedEx Corporation                                       2,106,578    $     142,194,015
Robinson (C.H.) Worldwide, Inc.                         1,186,638           44,985,447
United Parcel Service, Inc. Class B                     3,549,425          264,609,634
--------------------------------------------------------------------------------------
                                                                     $     451,789,096
--------------------------------------------------------------------------------------

AIRLINES -- 0.0%

Southwest Airlines, Inc.                                  126,393    $       2,039,983
--------------------------------------------------------------------------------------
                                                                     $       2,039,983
--------------------------------------------------------------------------------------

AUTO COMPONENTS -- 0.2%

ArvinMeritor, Inc.                                         33,635    $         811,276
Borg-Warner Automotive, Inc.                              203,981           17,352,664
Dana Corp.                                                 25,000              458,750
Delphi Automotive Systems Corp.                             6,338               64,711
Johnson Controls, Inc.                                    114,364           13,279,948
Visteon Corp.                                              10,226              106,453
--------------------------------------------------------------------------------------
                                                                     $      32,073,802
--------------------------------------------------------------------------------------

AUTOMOBILES -- 0.1%

DaimlerChrysler AG                                          7,000    $         323,540
Ford Motor Co.                                            145,884            2,334,144
General Motors Corp.                                       13,896              742,046
Harley-Davidson, Inc.                                     137,700            6,544,881
Honda Motor Co. Ltd. ADR                                   20,000              450,000
--------------------------------------------------------------------------------------
                                                                     $      10,394,611
--------------------------------------------------------------------------------------

BEVERAGES -- 3.9%

Anheuser-Busch Companies, Inc.                          3,381,243    $     178,123,881
Coca-Cola Company (The)                                 3,177,651          161,265,788
Coca-Cola Enterprises, Inc.                             1,729,424    $      37,822,503
PepsiCo., Inc.                                          6,531,299          304,489,159
--------------------------------------------------------------------------------------
                                                                     $     681,701,331
--------------------------------------------------------------------------------------

BIOTECHNOLOGY -- 1.7%

Amgen, Inc.(1)                                          3,861,137    $     238,618,267
Applera Corp. - Celera Genomics Group(1)                   26,000              361,660
Genzyme Corp. - General Division(1)                       464,926           22,939,449
Gilead Sciences, Inc.(1)                                   39,362            2,288,507
Incyte Pharmaceuticals, Inc.(1)                            14,294               97,771
Invitrogen Corp.(1)                                       467,551           32,728,570
Vertex Pharmaceuticals, Inc.(1)                            13,000              132,990
--------------------------------------------------------------------------------------
                                                                     $     297,167,214
--------------------------------------------------------------------------------------





BUILDING PRODUCTS -- 0.9%

American Standard Companies, Inc.(1)                      331,609    $      33,393,026
CRH plc                                                   329,450            6,752,716
Masco Corporation                                       4,145,436          113,626,401
Water Pik Technologies(1)                                   2,141               26,270
--------------------------------------------------------------------------------------
                                                                     $     153,798,413
--------------------------------------------------------------------------------------

CAPITAL MARKETS -- 3.8%

Affiliated Managers Group(1)                               13,680    $         951,991
Bank of New York Co., Inc. (The)                          441,413           14,619,599
Bear Stearns Companies, Inc.                               83,352            6,663,992
Credit Suisse Group                                       155,136            5,676,090
Federated Investors, Inc.                               1,634,947           48,002,044
Franklin Resources, Inc.                                1,508,429           78,528,814
Goldman Sachs Group, Inc.                                   9,627              950,474
Investors Financial Services Corp.                        475,402           18,260,191
Knight Trading Group, Inc.(1)                           1,750,000           25,620,000
Legg Mason, Inc.                                           17,641            1,361,532
Lehman Brothers Holdings, Inc.                             57,486            4,439,069
Mellon Financial Corporation                              221,912            7,125,594
Merrill Lynch & Co., Inc.                               1,761,959          103,338,895
Morgan (J.P.) Chase & Co.                                 394,005           14,471,804
Morgan Stanley Dean Witter & Co.                        4,770,551          276,071,786
Northern Trust Corp.                                      261,505           12,139,062
Nuveen Investments Class A                                150,000            3,999,000
Price (T. Rowe) Group, Inc.                               171,434            8,127,686
Raymond James Financial, Inc.                              98,225            3,703,082
Schwab (Charles) & Co.                                    946,055           11,201,291

                      See notes to financial statements.

SECURITY                                           SHARES            VALUE
--------------------------------------------------------------------------------------
CAPITAL MARKETS (CONTINUED)

State Street Corp.                                        328,000    $      17,082,240
UBS AG                                                     49,812            3,386,718
Waddell & Reed Financial, Inc., Class A                   271,320            6,365,167
--------------------------------------------------------------------------------------
                                                                     $     672,086,121
--------------------------------------------------------------------------------------

CHEMICALS -- 1.0%

Airgas, Inc.                                              389,753    $       8,371,894
Arch Chemicals, Inc.                                        4,950              127,017
Bayer AG ADR                                               40,000            1,176,400
Dow Chemical Co. (The)                                    267,064           11,101,850
DuPont (E.I.) de Nemours & Co.                          1,302,039           59,750,570
Ecolab, Inc.                                              318,168            8,708,258
MacDermid, Inc.                                            61,937            2,120,723
Monsanto Company                                           28,797              828,778
Olin Corp.                                                  9,900              198,594
PPG Industries, Inc.                                       23,542            1,507,159
Rohm and Haas, Co.                                          2,601              111,089
RPM, Inc.                                                  88,338            1,454,043
Sigma-Aldrich Corp.                                       630,897           36,074,690
Solutia Inc.(1)                                            20,293                7,407
Valspar Corp.                                             818,316           40,441,177
--------------------------------------------------------------------------------------
                                                                     $     171,979,649
--------------------------------------------------------------------------------------

COMMERCIAL BANKS -- 8.3%

AmSouth Bancorporation                                    812,145    $      19,897,552
Associated Banc-Corp.                                     749,148           31,951,162
Bank of America Corporation                             2,257,529          181,573,057
Bank of Hawaii Corp.                                       49,425            2,085,735
Bank of Montreal                                          269,166           11,116,556
Bank One Corp.                                          1,786,768           81,458,753
Banknorth Group, Inc.                                      50,125            1,630,566
BB&T Corp.                                              1,276,393           49,319,826
Charter One Financial, Inc.                               251,993            8,706,358
City National Corp.                                       273,260           16,974,911
Colonial Bancgroup, Inc. (The)                            253,936            4,398,172
Comerica, Inc.                                            241,725           13,551,103
Commerce Bancshares, Inc.                                 147,766            7,243,489
Community First Bancshares, Inc.                          360,184           10,423,725
Compass Bancshares, Inc.                                  358,352           14,086,817
Fifth Third Bancorp                                     1,209,520           71,482,632
First Citizens BancShares, Inc.                            43,651            5,304,906
First Financial Bancorp.                                   47,933              764,531
First Midwest Bancorp, Inc.                               815,329    $      26,424,813
First Tennessee National Corporation                      157,089            6,927,625
FleetBoston Financial Corporation                         715,716           31,241,003
Hibernia Corp. Class A                                    187,345            4,404,481
HSBC Holdings PLC ADR                                     608,017           47,923,900
Huntington Bancshares, Inc.                               578,423           13,014,517
Keycorp                                                   625,951           18,352,883
M&T Bank Corp.                                             37,734            3,709,252
Marshall & Ilsley Corp.                                   683,798           26,155,273
National City Corp.                                     1,598,288           54,245,895
National Commerce Financial Corp.                       1,113,055           30,364,140
North Fork Bancorporation, Inc.                            53,534            2,166,521
PNC Bank Corp.                                            156,003            8,538,044
Popular, Inc.                                                 716               32,177
Regions Financial Corp.                                 1,624,786           60,442,039
Royal Bank of Scotland Group PLC                           50,837            1,497,956
S&T Bancorp, Inc.                                         100,000            2,990,000
SouthTrust Corp.                                          506,253           16,569,661
Southwest Bancorporation of Texas, Inc.(1)                815,601           31,686,099
SunTrust Banks, Inc.                                      425,640           30,433,260
Synovus Financial Corp.                                 1,345,581           38,914,203
TCF Financial Corporation                                  28,000            1,437,800
U.S. Bancorp                                            4,150,861          123,612,641
Union Planters Corp.                                      703,729           22,160,426
Valley National Bancorp                                   202,293            5,906,956
Wachovia Corp.                                          1,901,325           88,582,732
Wells Fargo & Company                                   3,129,623          184,303,498
Westamerica Bancorporation                                268,474           13,343,158
Whitney Holding Corp.                                     353,200           14,477,668
Zions Bancorporation                                      252,271           15,471,780
--------------------------------------------------------------------------------------
                                                                     $   1,457,300,252
--------------------------------------------------------------------------------------

COMMERCIAL SERVICES AND SUPPLIES -- 2.4%

Allied Waste Industries, Inc.(1)                        1,674,390    $      23,240,533
Apollo Group, Inc. Class A(1)                               7,599              516,732
Arbitron, Inc.(1)                                          30,885            1,288,522
Avery Dennison Corp.                                    1,350,977           75,681,732
Banta Corp.                                                42,341            1,714,810
Block (H&R), Inc.                                         732,354           40,550,441
Bowne & Company                                           172,640            2,340,998
Cendant Corp.(1)                                          549,359           12,234,225
Century Business Services, Inc.(1)                        370,000            1,653,900
Cintas Corp.                                            1,326,202           66,482,506

                      See notes to financial statements.

SECURITY                                           SHARES            VALUE
--------------------------------------------------------------------------------------
COMMERCIAL SERVICES AND SUPPLIES (CONTINUED)

Consolidated Graphics, Inc.(1)                             70,215    $       2,217,390
Deluxe Corporation                                         32,000            1,322,560
Donnelley (R.R.) & Sons Co.                               200,521            6,045,708
Equifax, Inc.                                              85,724            2,100,238
Gevity HR, Inc.                                            78,125            1,737,500
Harland (John H.) Co.                                      51,540            1,407,042
HON Industries, Inc.                                    1,552,470           67,253,000
Hudson Highland Group, Inc.(1)                             11,581              276,207
Imagistics International Inc.(1)                            2,482               93,075
Manpower, Inc.                                            112,000            5,272,960
Miller (Herman) Inc.                                      541,800           13,149,486
Monster Worldwide Inc.(1)                                 154,426            3,391,195
Navigant Consulting, Inc.(1)                              463,017            8,732,501
Pitney Bowes, Inc.                                         89,799            3,647,635
ServiceMaster Co.                                       1,318,302           15,358,218
Steelcase Inc.                                            123,000            1,766,280
Sylvan Learning Systems, Inc.(1)                          538,458           15,502,206
United Rentals, Inc.(1)                                   401,179            7,726,708
Waste Management, Inc.                                  1,255,659           37,167,506
--------------------------------------------------------------------------------------
                                                                     $     419,871,814
--------------------------------------------------------------------------------------

COMMUNICATIONS EQUIPMENT -- 1.3%

3Com Corp.(1)                                             873,949    $       7,140,163
ADC Telecommunications, Inc.(1)                           370,286            1,099,749
Advanced Fibre Communication, Inc.(1)                      15,000              302,250
Alcatel S.A. ADR(1)                                        43,728              561,905
Avaya, Inc.(1)                                             56,960              737,062
Ciena Corp.(1)                                            380,378            2,525,710
Cisco Systems, Inc.(1)                                  3,441,441           83,592,602
Comverse Technology, Inc.(1)                              386,378            6,796,389
Corning, Inc.(1)                                          651,520            6,795,354
Enterasys Networks, Inc.(1)                                55,945              209,794
JDS Uniphase Corp.(1)                                      52,451              191,446
Lucent Technologies, Inc.(1)                              555,464            1,577,518
McData Corp., Class A(1)                                   18,562              176,896
Motorola, Inc.                                            741,114           10,427,474
Nokia Corp., Class A, ADR                               4,870,478           82,798,126
Nortel Networks Corp.(1)                                1,306,729            5,527,464
Qualcomm, Inc.                                            344,112           18,557,960
Riverstone Networks, Inc.(1)                               28,706               31,864
Tellabs, Inc.(1)                                          118,404              998,146
--------------------------------------------------------------------------------------
                                                                     $     230,047,872
--------------------------------------------------------------------------------------

COMPUTERS AND PERIPHERALS -- 3.1%

Dell, Inc.(1)                                           4,305,989    $     146,231,386
EMC Corp.(1)                                            1,104,455           14,269,559
Gateway, Inc.(1)                                           99,407              457,272
Hewlett-Packard Co.                                     1,197,265           27,501,177
International Business Machines Corp.                   2,286,121          211,877,694
Lexmark International Group, Inc.(1)                    1,704,885          134,072,156
Network Appliance, Inc.(1)                                488,000           10,018,640
Palmone, Inc.(1)                                           65,230              766,453
Sun Microsystems, Inc.(1)                                 370,670            1,664,308
--------------------------------------------------------------------------------------
                                                                     $     546,858,645
--------------------------------------------------------------------------------------

CONSTRUCTION AND ENGINEERING -- 0.1%

Dycom Industries, Inc.(1)                                 151,725    $       4,069,264
Jacobs Engineering Group, Inc.(1)                         354,741           17,031,115
--------------------------------------------------------------------------------------
                                                                     $      21,100,379
--------------------------------------------------------------------------------------

CONSTRUCTION MATERIALS -- 0.0%

Vulcan Materials Company                                  184,512    $       8,777,236
--------------------------------------------------------------------------------------
                                                                     $       8,777,236
--------------------------------------------------------------------------------------






CONSUMER FINANCE -- 0.9%

American Express Co.                                      521,715    $      25,162,314
Capital One Financial Corp.                             1,245,321           76,325,724
MBNA Corporation                                          456,002           11,331,650
Providian Financial Corp.(1)                              457,296            5,322,925
SLM Corp.                                                 905,499           34,119,202
--------------------------------------------------------------------------------------
                                                                     $     152,261,815
--------------------------------------------------------------------------------------

CONTAINERS AND PACKAGING -- 0.1%

Bemis Co.                                                 207,593    $      10,379,650
Caraustar Industries, Inc.(1)                             192,532            2,656,942
Sealed Air Corp.(1)                                        37,014            2,003,938
Sonoco Products Co.                                       160,690            3,956,188
Temple-Inland, Inc.                                        57,962            3,632,479
--------------------------------------------------------------------------------------
                                                                     $      22,629,197
--------------------------------------------------------------------------------------

DEPARTMENT STORES -- 0.0%

Neiman Marcus Group, Inc. (The)(1)                         27,117    $       1,355,850
--------------------------------------------------------------------------------------
                                                                     $       1,355,850
--------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                           SHARES            VALUE
--------------------------------------------------------------------------------------
DISTILLERS AND VINTNERS -- 0.1%

Brown-Forman Corp. Class A                                154,012    $      14,931,463
--------------------------------------------------------------------------------------
                                                                     $      14,931,463
--------------------------------------------------------------------------------------

DISTRIBUTORS -- 0.0%

Genuine Parts Company                                     188,609    $       6,261,819
--------------------------------------------------------------------------------------
                                                                     $       6,261,819
--------------------------------------------------------------------------------------

DIVERSIFIED FINANCIAL SERVICES -- 1.6%

Citigroup Inc.                                          4,030,512    $     195,641,052
Finova Group, Inc.(1)                                     175,587              114,132
ING groep, N.V. ADR                                       216,111            5,059,159
Moody's Corp.                                              47,543            2,878,729
Royal Bank of Canada                                      321,353           15,322,111
Societe Generale                                          809,647           71,487,377
--------------------------------------------------------------------------------------
                                                                     $     290,502,560
--------------------------------------------------------------------------------------

DIVERSIFIED TELECOMMUNICATION SERVICES -- 2.3%

Alltel Corp.                                            1,488,598    $      69,338,895
AT&T Corp.                                                473,645            9,614,993
BCE, Inc.                                               4,500,000          100,620,000
BellSouth Corp.                                           457,572           12,949,288
Cincinnati Bell Inc.(1)                                   169,013              853,516
Citizens Communications Co.(1)                             14,252              177,010
Deutsche Telekom AG(1)                                  1,956,790           35,476,603
PTEK Holdings, Inc.(1)                                     28,000              246,680
Qwest Communications International, Inc.(1)                59,924              258,872
RSL Communications Ltd.(1)                                247,161                2,472
SBC Communications, Inc.                                1,493,660           38,939,716
Sprint Corp. - FON Group                                  167,078            2,743,421
Talk America Holdings, Inc.(1)                             42,372              488,125
Telefonos de Mexico ADR                                 3,000,000           99,090,000
Verizon Communications                                    954,938           33,499,225
WorldCom, Inc.(1)                                          98,634                1,302
WorldCom, Inc. - MCI Group(1)                              42,805                2,097
--------------------------------------------------------------------------------------
                                                                     $     404,302,215
--------------------------------------------------------------------------------------

ELECTRIC UTILITIES -- 0.2%

Ameren Corp.                                                5,000    $         230,000
American Electric Power, Inc.                                 960               29,290
Dominion Resources, Inc.                                   10,464              667,917
Exelon Corp.                                              500,000           33,180,000
PG&E Corp.(1)                                              47,705            1,324,768
TECO Energy, Inc.                                          35,511    $         511,714
TXU Corp.                                                 250,196            5,934,649
Wisconsin Energy Corp.                                      9,576              320,317
--------------------------------------------------------------------------------------
                                                                     $      42,198,655
--------------------------------------------------------------------------------------

ELECTRICAL EQUIPMENT -- 0.6%

American Power Conversion Corp.                            36,671    $         896,606
Baldor Electric Co.                                       149,060            3,406,021
Emerson Electric Co.                                    1,309,555           84,793,686
Rockwell International Corp.                              179,520            6,390,912
Thomas & Betts Corp.                                      114,600            2,623,194
--------------------------------------------------------------------------------------
                                                                     $      98,110,419
--------------------------------------------------------------------------------------












ELECTRONIC EQUIPMENT AND INSTRUMENTS -- 0.9%

Agilent Technologies, Inc.(1)                             599,247    $      17,521,982
Arrow Electronics, Inc.(1)                                  8,750              202,475
Flextronics International Ltd.(1)                         282,653            4,194,571
Jabil Circuit, Inc.(1)                                  2,127,971           60,221,579
Molex, Inc., Class A                                      112,582            3,305,408
National Instruments Corp.                                490,458           22,301,125
PerkinElmer, Inc.                                         300,081            5,122,383
Plexus Corp.(1)                                           209,946            3,604,773
Roper Industries, Inc.                                     23,122            1,138,990
Sanmina Corp.(1)                                        1,164,972           14,690,297
Solectron Corporation(1)                                1,818,848           10,749,392
Waters Corp.(1)                                           165,841            5,499,288
X-Rite Incorporated                                       361,707            4,094,523
--------------------------------------------------------------------------------------
                                                                     $     152,646,786
--------------------------------------------------------------------------------------

ENERGY EQUIPMENT AND SERVICES -- 0.5%

Baker Hughes, Inc.                                        520,182    $      16,729,053
Core Laboratories N.V.(1)                                 109,787            1,832,345
Grant Prideco, Inc.(1)                                    124,234            1,617,527
Halliburton Company                                       481,502           12,519,052
National-Oilwell, Inc.(1)                                 686,929           15,359,732
Schlumberger Ltd.                                         484,178           26,494,220
Smith International, Inc.(1)                              140,000            5,812,800
Transocean Sedco Forex, Inc.(1)                             6,315              151,623
--------------------------------------------------------------------------------------
                                                                     $      80,516,352
--------------------------------------------------------------------------------------

FOOD AND STAPLES RETAILING -- 2.3%

Albertson's, Inc.                                       1,172,238    $      26,551,191

                      See notes to financial statements.

SECURITY                                           SHARES            VALUE
--------------------------------------------------------------------------------------
FOOD AND STAPLES RETAILING (CONTINUED)

Casey's General Stores, Inc.                               91,201    $       1,610,610
Costco Wholesale Corp.(1)                               1,220,435           45,375,773
CVS Corp.                                                 177,839            6,423,545
Kroger Co. (The)(1)                                     1,201,784           22,245,022
Safeway, Inc.(1)                                        1,270,912           27,845,682
Sysco Corp.                                             1,601,774           59,634,046
Sysco Corp.(2)(3)                                          32,036            1,190,911
Walgreen Co.                                              665,292           24,203,323
Wal-Mart Stores, Inc.                                   3,674,877          194,952,225
Winn-Dixie Stores, Inc.                                   225,735            2,246,063
--------------------------------------------------------------------------------------
                                                                     $     412,278,391
--------------------------------------------------------------------------------------

FOOD PRODUCTS -- 2.3%

Archer-Daniels-Midland Co.                                316,652    $       4,819,443
Campbell Soup Co.                                       1,243,047           33,313,660
Conagra Inc.                                            1,638,964           43,252,260
Dean Foods Co.(1)                                         504,216           16,573,580
Del Monte Foods, Co.(1)                                   103,109            1,072,334
General Mills, Inc.                                       286,539           12,980,217
Heinz (H.J.) Co.                                          298,859           10,887,433
Hershey Foods Corp.                                       244,744           18,842,841
JM Smucker Co.                                             19,265              872,512
Kellogg Co.                                                69,795            2,657,794
Kraft Foods, Inc.                                             165                5,316
McCormick & Co., Inc.                                     219,798            6,615,920
Nestle SA                                                 200,000           49,969,679
Riviana Foods, Inc.                                       250,000            6,847,500
Sara Lee Corp.                                          2,601,502           56,478,608
Smithfield Foods, Inc.(1)                               4,207,530           87,095,871
Tyson Foods, Inc.                                         315,272            4,174,201
Wrigley (Wm.) Jr. Company Class A                         933,873           52,493,001
--------------------------------------------------------------------------------------
                                                                     $     408,952,170
--------------------------------------------------------------------------------------

GAS UTILITIES -- 0.6%

Kinder Morgan, Inc.                                     1,781,672    $     105,296,815
--------------------------------------------------------------------------------------
                                                                     $     105,296,815
--------------------------------------------------------------------------------------

HEALTH CARE EQUIPMENT AND SUPPLIES -- 1.4%

Advanced Medical Optics(1)                                  3,744    $          73,570
Bausch & Lomb, Inc.                                        29,250            1,518,075
Baxter International, Inc.                                201,413            6,147,125
Becton & Dickinson and Co.                                 64,173    $       2,640,077
Biomet, Inc.                                              411,340           14,976,889
Boston Scientific Corporation(1)                        1,083,970           39,846,737
Dentsply International, Inc.                               11,325              511,550
Edwards Lifesciences Corp.(1)                              15,420              463,834
Guidant Corp.                                              54,692            3,292,458
Hillenbrand Industries, Inc.                              638,072           39,598,748
Lumenis Ltd.(1)                                           100,000              135,000
Medtronic, Inc.                                         2,259,696          109,843,823
Millipore Corporation(1)                                   70,000            3,013,500
St. Jude Medical, Inc.(1)                                  10,014              614,359
Steris Corp.(1)                                            19,538              441,559
VISX, Inc.(1)                                              50,000            1,157,500
Zimmer Holdings, Inc.(1)                                  251,155           17,681,312
--------------------------------------------------------------------------------------
                                                                     $     241,956,116
--------------------------------------------------------------------------------------
















HEALTH CARE PROVIDERS AND SERVICES -- 2.0%

AmerisourceBergen Corp.                                   104,493    $       5,867,282
Andrx Group(1)                                            393,772            9,466,279
Beverly Enterprises, Inc.(1)                              357,143            3,067,858
Cardinal Health, Inc.                                   1,837,836          112,402,050
Cigna Corp.                                                11,836              680,570
Express Scripts, Inc.(1)                                   14,002              930,153
HCA Inc.                                                  253,450           10,888,212
Health Management Associates, Inc., Class A             1,036,833           24,883,992
IDX Systems Corp.(1)                                       60,000            1,609,200
IMS Health, Inc.                                          280,530            6,973,976
McKesson HBOC, Inc.                                       101,169            3,253,595
Medco Health Solutions, Inc.(1)                           131,480            4,469,005
Parexel International Corp.(1)                             35,000              569,100
Quest Diagnostics, Inc.                                     8,750              639,712
Renal Care Group, Inc.(1)                                 371,007           15,285,488
Schein (Henry), Corp.(1)                                1,272,548           85,998,794
Service Corp. International(1)                            142,389              767,477
Stewart Enterprises, Inc.(1)                              114,000              647,520
Sunrise Assisted Living, Inc.(1)                          144,000            5,578,560
Tenet Healthcare Corp.(1)                                   3,961               63,574
UnitedHealth Group, Inc.                                  184,976           10,761,904
Ventiv Health, Inc.(1)                                    160,833            1,471,622
Wellpoint Health Networks(1)                              404,000           39,183,960
--------------------------------------------------------------------------------------
                                                                     $     345,459,883
--------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                           SHARES            VALUE
--------------------------------------------------------------------------------------
HOTELS, RESTAURANTS AND LEISURE -- 1.6%

Brinker International, Inc.(1)                            459,469    $      15,235,992
Carnival Corporation                                      559,353           22,223,095
CBRL Group, Inc.                                           62,047            2,373,918
Darden Restaurants Inc.                                   184,714            3,886,383
Evans (Bob) Farms, Inc.                                    51,662            1,676,949
Gaylord Entertainment Co.(1)                              428,482           12,790,188
International Game Technology                             400,000           14,280,000
International Speedway Corporation                        118,344            5,285,243
Jack in the Box, Inc.(1)                                  500,000           10,680,000
Lone Star Steakhouse & Saloon, Inc.                       145,981            3,383,840
Marriott International, Inc.                              332,298           15,352,168
McDonald's Corp.                                        1,176,299           29,207,504
MGM Grand, Inc.(1)                                         94,445            3,552,076
Navigant International, Inc.(1)                            44,278              613,250
Outback Steakhouse, Inc.                                1,641,207           72,557,761
Papa John's International, Inc.(1)                        199,488            6,658,909
Royal Caribbean Cruises Ltd.                              500,000           17,395,000
Sonic Corp.(1)                                            106,510            3,261,336
Starbucks Corp.(1)                                      1,255,994           41,523,162
Yum! Brands, Inc.(1)                                      241,659            8,313,070
--------------------------------------------------------------------------------------
                                                                     $     290,249,844
--------------------------------------------------------------------------------------

HOUSEHOLD DURABLES -- 0.5%

Blyth Industries, Inc.                                    742,373    $      23,919,258
Department 56, Inc.(1)                                    255,162            3,342,622
Fortune Brands Inc.                                       142,143           10,161,803
Helen of Troy Ltd.(1)                                      20,000              463,000
Interface, Inc. Class A(1)                                 75,467              417,333
Leggett & Platt, Inc.                                   1,581,019           34,197,441
Maytag Corp.                                               27,073              753,983
Newell Rubbermaid, Inc.                                   438,432            9,983,097
Snap-On, Inc.                                              51,429            1,658,071
--------------------------------------------------------------------------------------
                                                                     $      84,896,608
--------------------------------------------------------------------------------------

HOUSEHOLD PRODUCTS -- 1.8%

Clorox Co. (The)                                           53,688    $       2,607,089
Colgate-Palmolive Co.                                     676,711           33,869,386
Energizer Holdings(1)                                     168,981            6,346,926
Kimberly-Clark Corp.                                    1,535,512           90,733,404
Procter & Gamble Co.                                    1,877,616          187,536,286
--------------------------------------------------------------------------------------
                                                                     $     321,093,091
--------------------------------------------------------------------------------------

INDUSTRIAL CONGLOMERATES -- 1.9%

3M Co.                                                    564,132    $      47,968,144
General Electric Co.                                    8,283,871          256,634,324
Teleflex, Inc.                                             47,559            2,298,526
Tyco International Ltd.                                 1,176,566           31,178,999
--------------------------------------------------------------------------------------
                                                                     $     338,079,993
--------------------------------------------------------------------------------------
























INSURANCE -- 6.3%

21st Century Insurance Group                               70,700    $         972,125
Aegon N.V. ADR                                          5,311,829           78,615,069
AFLAC Corp.                                             2,092,063           75,690,839
Allstate Corp. (The)                                      188,362            8,103,333
American International Group, Inc.                      5,434,795          360,218,213
AON Corp.                                                 826,887           19,795,675
Berkshire Hathaway, Inc., Class A(1)                          393           33,110,250
Berkshire Hathaway, Inc., Class B(1)                       40,126          112,954,690
Chubb Corporation                                           3,901              265,658
Commerce Group, Inc.                                      120,000            4,740,000
Delphi Financial Group Inc.                                 9,672              348,192
Gallagher (Arthur J.) and Co.                             991,627           32,217,961
Hartford Financial Services Group, Inc.                    11,800              696,554
Jefferson-Pilot Corp.                                     211,013           10,687,808
Kansas City Life Insurance Co.                             70,800            3,270,960
Lincoln National Corp.                                     52,903            2,135,694
Manulife Financial Corp.                                   74,958            2,421,143
Marsh & McLennan Cos., Inc.                             1,830,750           87,674,617
MetLife, Inc.                                           1,969,700           66,319,799
Old Republic International Corp.                          195,360            4,954,330
Progressive Corp.                                       1,855,100          155,067,809
Safeco Corp.                                              177,122            6,895,359
St. Paul Companies, Inc. (The)                            325,275           12,897,154
Torchmark Corp.                                           440,119           20,043,019
Travelers Property Casualty - Class A                     196,364            3,294,988
Travelers Property Casualty - Class B                     403,442            6,846,411
UICI(1)                                                    43,597              578,968
UnumProvident Corp.                                        53,710              847,007
XL Capital Ltd., Class A                                   79,232            6,144,442
--------------------------------------------------------------------------------------
                                                                     $   1,117,808,067
--------------------------------------------------------------------------------------

INTEGRATED TELECOMMUNICATION SERVICES -- 0.0%

McLeodUSA(1)                                               35,538    $          52,596
--------------------------------------------------------------------------------------
                                                                     $          52,596
--------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                           SHARES            VALUE
--------------------------------------------------------------------------------------
INTERNET AND CATALOG RETAIL -- 0.4%

eBay, Inc(1)(2)(3)                                        200,000    $      12,909,926
eBay, Inc.(1)                                              89,632            5,789,331
eBay, Inc.(1)(2)(3)                                       318,000           20,534,485
InterActiveCorp.(1)                                       806,192           27,354,095
School Specialty Corp.(1)                                  49,197            1,673,190
--------------------------------------------------------------------------------------
                                                                     $      68,261,027
--------------------------------------------------------------------------------------

INTERNET SOFTWARE AND SERVICES -- 0.0%

Retek, Inc.(1)                                            150,348    $       1,395,229
--------------------------------------------------------------------------------------
                                                                     $       1,395,229
--------------------------------------------------------------------------------------

IT SERVICES -- 3.1%

Accenture Ltd.(1)                                       3,638,000    $      95,752,160
Acxiom Corp.(1)                                           647,804           12,029,720
Affiliated Computer Services(1)                           200,654           10,927,617
Automatic Data Processing, Inc.                         2,223,695           88,080,559
BISYS Group, Inc. (The)(1)                                280,492            4,173,721
Ceridian Corp.(1)                                         166,750            3,491,745
Certegy, Inc.                                              42,862            1,405,874
Computer Sciences Corp.(1)                                388,302           17,174,597
Concord EFS, Inc.(1)                                      267,810            3,974,300
CSG Systems International, Inc.(1)                         41,116              513,539
DST Systems, Inc.(1)                                      391,034           16,329,580
eFunds Corp.(1)                                            17,645              306,141
Electronic Data Systems Corp.                             157,712            3,870,252
First Data Corp.                                        4,920,602          202,187,536
Gartner Group, Inc., Class A(1)                             4,811               54,412
Gartner Group, Inc., Class B(1)                            92,416            1,005,486
Keane, Inc.(1)                                             52,404              767,195
Paychex, Inc.                                           1,379,399           51,313,643
Perot Systems Corp.(1)                                    726,775            9,796,927
Safeguard Scientifics, Inc.(1)                             26,579              107,379
SunGard Data Systems, Inc.(1)                             822,160           22,782,054
--------------------------------------------------------------------------------------
                                                                     $     546,044,437
--------------------------------------------------------------------------------------

LEISURE EQUIPMENT AND PRODUCTS -- 0.0%

Eastman Kodak Co.                                         150,547    $       3,864,541
Mattel, Inc.                                                9,739              187,671
--------------------------------------------------------------------------------------
                                                                     $       4,052,212
--------------------------------------------------------------------------------------

MACHINERY -- 3.0%

Caterpillar, Inc.                                          27,255    $       2,262,710
Danaher Corporation                                     2,015,985    $     184,966,624
Deere & Co.                                             3,450,000          224,422,500
Dionex Corp.(1)                                           139,750            6,431,295
Donaldson Company, Inc.                                    40,220            2,379,415
Dover Corp.                                               375,527           14,927,198
Federal Signal Corp.                                      283,471            4,966,412
Illinois Tool Works, Inc.                                 756,502           63,478,083
ITT Industries, Inc.                                        4,214              312,721
Nordson Corporation                                       163,978            5,662,160
Parker-Hannifin Corporation                                33,842            2,013,599
Tecumseh Products Co., Class A                            156,420            7,575,421
Wabtec                                                    232,061            3,954,319
--------------------------------------------------------------------------------------
                                                                     $     523,352,457
--------------------------------------------------------------------------------------














MEDIA -- 7.0%

ADVO, Inc.                                                794,552    $      25,234,972
Belo (A.H.) Corp.                                         542,924           15,386,466
Cablevision Systems Corp.(1)                              207,410            4,851,320
Catalina Marketing Corp.(1)                                89,203            1,798,332
Clear Channel Communications, Inc.                        424,444           19,876,713
Comcast Corp. Class A(1)                                4,466,124          146,801,496
Comcast Corp. Class A Special(1)                        2,280,622           71,337,856
Cox Communications, Inc., Class A(1)                    1,265,627           43,600,850
Disney (Walt) Company                                   6,250,933          145,834,267
EchoStar Communications, Class A(1)                        35,150            1,195,100
Entercom Communications Corp.(1)                          220,000           11,651,200
Gannett Co., Inc.                                       1,447,727          129,079,339
Havas Advertising, S.A. ADR                             3,142,938           18,417,617
Hughes Electronics Corp.(1)                                    24                  397
Interpublic Group of Companies., Inc.(1)                1,520,905           23,726,118
KnightRidder, Inc.                                         18,123            1,402,177
Lamar Advertising Co.(1)                                  243,271            9,078,874
Liberty Media Corp. Class A(1)                            965,499           11,479,783
Liberty Media Corp. Class B(1)                             32,876              453,689
MacClatchy Co. (The)                                       48,066            3,306,941
McGraw-Hill Companies, Inc. (The)                         246,964           17,267,723
Meredith Corp.                                            190,000            9,273,900
New York Times Co. (The), Class A                         282,204           13,486,529
News Corporation Ltd.                                      93,967            2,842,502
Omnicom Group, Inc.                                     2,334,382          203,861,580
Proquest Company(1)                                       115,000            3,386,750
Publicis Groupe SA                                        367,533           11,914,205
Reuters Holdings plc ADR                                    1,431               36,319

                      See notes to financial statements.

SECURITY                                           SHARES            VALUE
--------------------------------------------------------------------------------------
MEDIA (CONTINUED)

Scripps (The E.W) Company                                  25,533    $       2,403,677
Time Warner Inc.(1)                                     3,754,241           67,538,796
Tribune Co.                                             1,501,683           77,486,843
Univision Communications, Inc.(1)                         917,233           36,404,978
Viacom, Inc., Class A                                      29,774            1,318,095
Viacom, Inc., Class B                                   1,383,821           61,413,976
Vivendi Universal S.A. ADR(1)                             490,725           11,914,803
Washington Post Co. (The)                                  14,970           11,847,258
Westwood One, Inc.(1)                                     122,400            4,187,304
WPP Group plc                                             139,450            1,369,256
WPP Group plc ADR                                         209,454           10,294,664
--------------------------------------------------------------------------------------
                                                                     $   1,232,762,665
--------------------------------------------------------------------------------------

METALS AND MINING -- 0.2%

Alcoa, Inc.                                               558,287    $      21,214,906
Allegheny Technologies, Inc.                               21,408              283,014
Nucor Corp.                                               221,462           12,401,872
Phelps Dodge Corp.(1)                                      14,862            1,130,850
Steel Dynamics, Inc.(1)                                   311,800            7,324,182
Worthington Industries, Inc.                              147,466            2,658,812
--------------------------------------------------------------------------------------
                                                                     $      45,013,636
--------------------------------------------------------------------------------------

MULTILINE RETAIL -- 1.8%

99 Cents Only Stores(1)                                 1,142,232    $      31,102,977
Dollar General Corp.                                      101,456            2,129,561
Dollar Tree Stores, Inc.(1)                               813,306           24,447,978
Family Dollar Stores, Inc.                              2,618,411           93,948,587
Kohls Corp.(1)                                                 55                2,472
May Department Stores Co. (The)                           632,760           18,394,333
Nordstrom, Inc.                                            65,692            2,253,236
Penney (J.C.) Company, Inc.                               529,169           13,906,561
Sears, Roebuck & Co.                                       16,950              771,055
Target Corp.                                            3,576,019          137,319,130
--------------------------------------------------------------------------------------
                                                                     $     324,275,890
--------------------------------------------------------------------------------------

MULTI-UTILITIES AND UNREGULATED POWER -- 0.1%

AES Corporation(1)                                         49,542    $         467,676
Duke Energy Corp.                                         419,154            8,571,699
Dynegy, Inc.(1)                                            63,525              271,887
El Paso Corp.                                             175,909            1,440,695
National Fuel Gas Co.                                       4,000               97,760
Williams Companies. Inc. (The)                            222,833    $       2,188,220
--------------------------------------------------------------------------------------
                                                                     $      13,037,937
--------------------------------------------------------------------------------------

OFFICE ELECTRONICS -- 0.0%

Ikon Office Solutions, Inc.                                83,040    $         984,854
Xerox Corp.(1)                                             20,000              276,000
Zebra Technologies Corp., Class A(1)                        9,000              597,330
--------------------------------------------------------------------------------------
                                                                     $       1,858,184
--------------------------------------------------------------------------------------




















OIL AND GAS -- 5.9%

Amerada Hess Corp.                                         18,947    $       1,007,412
Anadarko Petroleum Corp.                                2,557,003          130,432,723
Apache Corporation                                      1,035,690           83,994,459
Ashland, Inc.                                              85,716            3,776,647
BP plc ADR                                              5,056,838          249,554,955
Burlington Resources, Inc.                              2,130,802          118,003,815
ChevronTexaco Corporation                                 123,875           10,701,561
ConocoPhillips                                          1,790,067          117,374,693
Devon Energy Corp.                                        507,678           29,069,642
Exxon Mobil Corp.                                       5,811,941          238,289,581
Kerr - McGee Corp.                                        267,327           12,428,032
Marathon Oil Corp.                                          1,450               47,980
Murphy Oil Corporation                                     13,200              862,092
Newfield Exploration Company(1)                            60,000            2,672,400
Royal Dutch Petroleum Co.                                  96,661            5,064,070
Total Fina Elf SA ADR                                     400,000           37,004,000
Valero Energy Corp.                                        51,510            2,386,973
--------------------------------------------------------------------------------------
                                                                     $   1,042,671,035
--------------------------------------------------------------------------------------

PAPER AND FOREST PRODUCTS -- 0.2%

Georgia-Pacific Corp.                                     647,002    $      19,843,551
International Paper Co.                                   232,175           10,009,064
Louisiana-Pacific Corp.(1)                                 70,750            1,265,010
MeadWestvaco Corp.                                         84,358            2,509,651
Weyerhaeuser Co.                                          119,608            7,654,912
--------------------------------------------------------------------------------------
                                                                     $      41,282,188
--------------------------------------------------------------------------------------

PERSONAL PRODUCTS -- 1.4%

Avon Products, Inc.                                       186,700    $      12,600,383
Gillette Company                                        3,929,412          144,327,303
Lauder (Estee) Companies, Inc.                          2,092,312           82,144,169
--------------------------------------------------------------------------------------
                                                                     $     239,071,855
--------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                           SHARES            VALUE
--------------------------------------------------------------------------------------
PHARMACEUTICALS -- 7.0%

Abbott Laboratories                                     2,482,012    $     115,661,759
Allergan, Inc.                                             38,840            2,983,300
Bristol-Myers Squibb Company                            3,201,708           91,568,849
Elan Corp., PLC ADR(1)                                     31,838              219,364
Forest Laboratories, Inc.(1)                              656,800           40,590,240
GlaxoSmithKline plc                                       433,759           20,221,845
Johnson & Johnson                                       2,917,570          150,721,666
King Pharmaceuticals, Inc.(1)                           1,481,117           22,601,845
Lilly (Eli) & Co.                                       3,173,638          223,201,961
Merck & Co., Inc.                                       1,611,471           74,449,960
Mylan Laboratories, Inc.                                   27,992              707,078
Novo Nordisk ADR                                          292,277           11,971,666
Pfizer, Inc.                                            7,799,066          275,541,002
Schering AG ADR                                            25,000            1,277,500
Schering-Plough Corp.                                   2,478,438           43,100,037
Sepracor, Inc.(1)                                           4,000               95,720
Teva Pharmaceutical Industries Ltd. ADR                 1,200,000           68,052,000
Watson Pharmaceuticals, Inc.(1)                           951,175           43,754,050
Wyeth Corp.                                               974,196           41,354,620
--------------------------------------------------------------------------------------
                                                                     $   1,228,074,462
--------------------------------------------------------------------------------------

REAL ESTATE -- 0.2%

AvalonBay Communities, Inc.                                55,000    $       2,629,000
Catellus Development Corp.                                441,282           10,643,722
Jones Lang Lasalle, Inc.(1)                               154,567            3,204,174
Plum Creek Timber Co., Inc.                               198,791            6,053,186
Trammell Crow Co.(1)                                      804,200           10,655,650
--------------------------------------------------------------------------------------
                                                                     $      33,185,732
--------------------------------------------------------------------------------------

ROAD AND RAIL -- 0.2%

ANC Rental Corporation(1)                                 459,525    $              46
Burlington Northern Santa Fe Corp.                        203,594            6,586,266
CSX Corporation                                            38,134            1,370,536
Florida East Coast Industries, Inc.                       121,978            4,037,472
Heartland Express, Inc.                                   435,436           10,533,197
Kansas City Southern Industries, Inc.(1)                   15,215              217,879
Norfolk Southern Corp.                                      3,990               94,364
Union Pacific Corp.                                        92,772            6,445,799
--------------------------------------------------------------------------------------
                                                                     $      29,285,559
--------------------------------------------------------------------------------------

SEMICONDUCTORS AND SEMICONDUCTOR
EQUIPMENT -- 2.6%

Agere Systems, Inc.(1)                                      6,495    $          19,810
Agere Systems, Inc., Class B(1)                           159,398              462,254
Altera Corp.(1)                                            66,116            1,500,833
Analog Devices, Inc.(1)                                   555,525           25,359,716
Applied Materials, Inc.(1)                                418,392            9,392,900
Applied Materials, Inc.(1)(2)(3)                          543,250           12,183,767
Broadcom Corp.(1)                                         234,000            7,977,060
Conexant Systems, Inc.(1)                                 134,174              666,845
Cypress Semiconductor Corporation(1)                      152,742            3,262,569
Intel Corp.                                             9,103,378          293,128,772
KLA-Tencor Corp.(1)                                       108,382            6,358,772
KLA-Tencor Corp.(1)(2)(3)                                  50,000            2,929,100
Linear Technologies Corp.                                  87,760            3,692,063
LSI Logic Corporation(1)                                  132,810            1,178,025
Maxim Integrated Products Co.                             274,351           13,662,680
Mindspeed Technologies Inc.(1)                             44,724              306,359
Skyworks Solutions, Inc.(1)                                98,685              858,560
Taiwan Semiconductor ADR(1)                             1,000,000           10,240,000
Teradyne, Inc.(1)                                          27,996              712,498
Texas Instruments, Inc.                                 1,970,330           57,888,295
Xilinx, Inc.(1)                                            68,518            2,654,387
--------------------------------------------------------------------------------------
                                                                     $     454,435,265
--------------------------------------------------------------------------------------








SOFTWARE -- 2.5%

Adobe Systems, Inc.                                       261,994    $      10,296,364
BMC Software, Inc.(1)                                      27,000              503,550
Cadence Design Systems, Inc.(1)                           900,000           16,182,000
Cognos, Inc.(1)                                            77,000            2,357,740
Computer Associates International, Inc.                    33,070              904,134
Compuware Corp.(1)                                        150,944              911,702
Fair, Isaac and Co., Inc.                                 707,571           34,784,190
Henry (Jack) & Associates                                 201,006            4,136,703
I2 Technologies, Inc.(1)                                  233,752              388,028
Intuit, Inc.(1)                                         1,108,389           58,644,862
Microsoft Corp.                                         9,489,802          261,349,147
Oracle Corp.(1)                                           737,178            9,730,750
PalmSource, Inc.(1)                                        20,208              440,332
Parametric Technology Corp.(1)                             94,600              372,724
PeopleSoft, Inc.(1)                                       300,680            6,855,504
Reynolds & Reynolds, Co.                                  451,043           13,102,799
Siebel Systems, Inc.(1)                                   816,061           11,318,766
Symantec Corporation(1)                                    30,450            1,055,093

                      See notes to financial statements.

SECURITY                                           SHARES            VALUE
--------------------------------------------------------------------------------------
SOFTWARE (CONTINUED)

VERITAS Software Corp.(1)                                  43,942    $       1,632,885
Wind River Systems, Inc.(1)                                91,910              805,132
--------------------------------------------------------------------------------------
                                                                     $     435,772,405
--------------------------------------------------------------------------------------

SPECIALTY RETAIL -- 2.2%

Abercrombie & Fitch Co.(1)                                 14,915    $         368,550
AutoNation, Inc.(1)                                     3,744,851           68,792,913
Best Buy Co., Inc.                                        313,610           16,382,986
Boise Cascade Corporation                                   2,192               72,029
Burlington Coat Factory Warehouse Corp.                   609,010           12,886,652
Carmax, Inc.(1)                                            67,797            2,096,961
Circuit City Stores, Inc.                                 216,000            2,188,080
Gap, Inc. (The)                                           541,012           12,556,889
Home Depot, Inc. (The)                                  3,469,933          123,147,922
Limited Brands, Inc.                                      813,017           14,658,697
Lowe's Companies                                          963,356           53,360,289
Office Depot, Inc.(1)                                     238,664            3,988,075
Payless Shoesource, Inc.(1)                                23,100              309,540
Pep Boys - Manny, Moe & Jack (The)                         83,415            1,907,701
Pier 1 Imports, Inc.                                       44,982              983,307
RadioShack Corp.                                          677,904           20,798,095
Sherwin-Williams Co. (The)                                 80,569            2,798,967
Staples, Inc.(1)                                           92,500            2,525,250
Tiffany & Co.                                              88,000            3,977,600
TJX Companies, Inc. (The)                               2,016,834           44,471,190
Too, Inc.(1)                                               38,284              646,234
--------------------------------------------------------------------------------------
                                                                     $     388,917,927
--------------------------------------------------------------------------------------

TEXTILES, APPAREL AND LUXURY GOODS -- 0.5%

Coach, Inc.(1)                                            365,720    $      13,805,930
Nike Inc., Class B                                      1,079,222           73,883,538
Unifi, Inc.(1)                                             42,921              276,840
--------------------------------------------------------------------------------------
                                                                     $      87,966,308
--------------------------------------------------------------------------------------

THRIFTS AND MORTGAGE FINANCE -- 0.8%

Countrywide Financial Corp.                               133,333    $      10,113,308
Fannie Mae                                                406,147           30,485,394
Freddie Mac                                               135,586            7,907,376
Golden West Financial Corporation                          21,845            2,254,186
GreenPoint Financial Corp.                              1,081,474           38,197,662
MGIC Investment Corp.                                      85,000            4,839,900
Radian Group, Inc.                                         30,800            1,501,500
Sovereign Bancorporation, Inc.                             23,766    $         564,443
Washington Mutual, Inc.                                 1,204,074           48,307,449
--------------------------------------------------------------------------------------
                                                                     $     144,171,218
--------------------------------------------------------------------------------------

TOBACCO -- 0.2%

Altria Group Inc.                                         593,732    $      32,310,895
UST, Inc.                                                     439               15,668
--------------------------------------------------------------------------------------
                                                                     $      32,326,563
--------------------------------------------------------------------------------------

WIRELESS TELECOMMUNICATION SERVICES -- 0.1%

AT&T Wireless Services, Inc.(1)                         1,321,244    $      10,556,740
Nextel Communications, Inc., Class A(1)                    73,122            2,051,803
Sprint Corp. - PCS Group(1)                                19,754              111,017
Telephone and Data Systems, Inc.                           70,844            4,431,292
Vodafone Group plc ADR                                    116,617            2,920,090
--------------------------------------------------------------------------------------
                                                                     $      20,070,942
--------------------------------------------------------------------------------------
TOTAL COMMON STOCKS
   (IDENTIFIED COST $14,558,336,419)                                 $  17,461,971,848
--------------------------------------------------------------------------------------





CONVERTIBLE PREFERRED STOCKS -- 0.0%

MULTI-UTILITIES AND UNREGULATED POWER -- 0.0%

Enron Corp.(1)(2)                                          11,050    $           8,448
--------------------------------------------------------------------------------------
                                                                     $           8,448
--------------------------------------------------------------------------------------
TOTAL CONVERTIBLE PREFERRED STOCKS
   (IDENTIFIED COST $4,500,777)                                      $           8,448
--------------------------------------------------------------------------------------

PREFERRED STOCKS -- 0.0%

COMMERCIAL BANKS -- 0.0%

Wachovia Corp. (Dividend Equalization
  Preferred Shares)(1)                                    166,518    $             832
--------------------------------------------------------------------------------------
                                                                     $             832
--------------------------------------------------------------------------------------
TOTAL PREFERRED STOCKS
   (IDENTIFIED COST $39,407)                                         $             832
--------------------------------------------------------------------------------------

RIGHTS -- 0.0%

BANKS -- 0.0%

Bank United Corp. (Litigation Contingent
  Payment Rights)(1)                                      102,072    $          12,249
--------------------------------------------------------------------------------------
                                                                     $          12,249
--------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                           SHARES            VALUE
--------------------------------------------------------------------------------------
COMPUTERS AND BUSINESS EQUIPMENT -- 0.0%

Seagate Technology, Inc. (Tax Refund
  Rights)(1)(2)                                           197,392    $               0
--------------------------------------------------------------------------------------
                                                                     $               0
--------------------------------------------------------------------------------------

INTEGRATED TELECOMMUNICATION SERVICES -- 0.0%

McLeodUSA (Escrow Rights)(1)(2)                         1,592,200    $               0
--------------------------------------------------------------------------------------
                                                                     $               0
--------------------------------------------------------------------------------------
TOTAL RIGHTS
   (IDENTIFIED COST $50,596)                                         $          12,249
--------------------------------------------------------------------------------------

SHORT-TERM INVESTMENTS -- 0.3%

                                                PRINCIPAL
                                                AMOUNT
SECURITY                                        (000'S OMITTED)      VALUE
--------------------------------------------------------------------------------------
Investors Bank & Trust Company -
Time Deposit, 1.01%, 1/2/04                     $          47,415    $      47,415,330
--------------------------------------------------------------------------------------
TOTAL SHORT-TERM INVESTMENTS
   (AT AMORTIZED COST, $47,415,330)                                  $      47,415,330
--------------------------------------------------------------------------------------

COMMERCIAL PAPER -- 0.4%

                                                PRINCIPAL
                                                AMOUNT
SECURITY                                        (000'S OMITTED)      VALUE
--------------------------------------------------------------------------------------
Old Line Funding Corp., 1.09%, 1/9/04           $          25,000    $      24,993,944
Transamerica Finance Corp., 1.07%, 1/9/04                  50,000           49,988,111
--------------------------------------------------------------------------------------
TOTAL COMMERCIAL PAPER
   (AT AMORTIZED COST, $74,982,055)                                  $      74,982,055
--------------------------------------------------------------------------------------

TOTAL INVESTMENTS -- 99.9%
   (IDENTIFIED COST $14,685,324,584)                                 $  17,584,390,762
--------------------------------------------------------------------------------------

OTHER ASSETS, LESS LIABILITIES -- 0.1%                               $      25,198,243
--------------------------------------------------------------------------------------

NET ASSETS -- 100.0%                                                 $  17,609,589,005
--------------------------------------------------------------------------------------

ADR - American Depositary Receipt

(1)  Non-income producing security.

(2) Security valued at fair value using methods determined in good faith by or at the direction of the Trustees.

(3) Security restricted from resale for a period not exceeding two years. At December 31, 2003, the value of these securities totaled $49,748,189 or 0.3% of net assets.

                      See notes to financial statements.

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2003
FINANCIAL STATEMENTS

STATEMENT OF ASSETS AND LIABILITIES

AS OF DECEMBER 31, 2003

ASSETS

Investments, at value
   (identified cost, $14,685,324,584)                                    $  17,584,390,762
Cash                                                                                 5,669
Receivable for investments sold                                                  2,552,453
Dividends and interest receivable                                               22,326,200
Tax reclaim receivable                                                             578,423
------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $  17,609,853,507
------------------------------------------------------------------------------------------

LIABILITIES

Payable to affiliate for Trustees' fees                                  $           8,252
Accrued expenses                                                                   256,250
------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        $         264,502
------------------------------------------------------------------------------------------
NET ASSETS APPLICABLE TO INVESTORS' INTEREST IN PORTFOLIO                $  17,609,589,005
------------------------------------------------------------------------------------------

SOURCES OF NET ASSETS

Net proceeds from capital contributions and withdrawals                  $  14,710,453,882
Net unrealized appreciation (computed on the basis of identified cost)       2,899,135,123
------------------------------------------------------------------------------------------
TOTAL                                                                    $  17,609,589,005
------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

INVESTMENT INCOME

Dividends (net of foreign taxes, $2,599,762)                             $     229,304,460
Interest                                                                         3,621,452
------------------------------------------------------------------------------------------
TOTAL INVESTMENT INCOME                                                  $     232,925,912
------------------------------------------------------------------------------------------

EXPENSES

Investment adviser fee                                                   $      67,584,543
Trustees' fees and expenses                                                         30,403
Custodian fee                                                                    1,909,174
Legal and accounting services                                                       85,806
Miscellaneous                                                                      270,270
------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                           $      69,880,196
------------------------------------------------------------------------------------------

NET INVESTMENT INCOME                                                    $     163,045,716
------------------------------------------------------------------------------------------

REALIZED AND UNREALIZED GAIN (LOSS)

Net realized gain (loss) --
   Investment transactions (identified cost basis)                       $      73,809,988
   Securities sold short                                                        (2,985,249)
   Foreign currency transactions                                                    85,031
------------------------------------------------------------------------------------------
NET REALIZED GAIN                                                        $      70,909,770
------------------------------------------------------------------------------------------
Change in unrealized appreciation (depreciation) --
   Investments (identified cost basis)                                   $   3,174,871,573
   Securities sold short                                                          (203,701)
   Foreign currency                                                                 41,238
------------------------------------------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)                     $   3,174,709,110
------------------------------------------------------------------------------------------






NET REALIZED AND UNREALIZED GAIN                                         $   3,245,618,880
------------------------------------------------------------------------------------------

NET INCREASE IN NET ASSETS FROM OPERATIONS                               $   3,408,664,596
------------------------------------------------------------------------------------------

                      See notes to financial statements.

STATEMENTS OF CHANGES IN NET ASSETS

INCREASE (DECREASE)                                         YEAR ENDED           YEAR ENDED
IN NET ASSETS                                               DECEMBER 31, 2003    DECEMBER 31, 2002
--------------------------------------------------------------------------------------------------
From operations --
   Net investment income                                    $     163,045,716    $     139,150,041
   Net realized gain (loss)                                        70,909,770         (459,996,840)
   Net change in unrealized
      appreciation (depreciation)                               3,174,709,110       (3,312,547,564)
--------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN
   NET ASSETS FROM OPERATIONS                               $   3,408,664,596    $  (3,633,394,363)
--------------------------------------------------------------------------------------------------
Capital transactions --
   Contributions                                            $   1,351,483,956    $   2,786,165,872
   Withdrawals                                                 (1,722,081,135)      (2,917,114,901)
--------------------------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS
   FROM CAPITAL TRANSACTIONS                                $    (370,597,179)   $    (130,949,029)
--------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN NET ASSETS                       $   3,038,067,417    $  (3,764,343,392)
--------------------------------------------------------------------------------------------------

NET ASSETS

At beginning of year                                        $  14,571,521,588    $  18,335,864,980
--------------------------------------------------------------------------------------------------
AT END OF YEAR                                              $  17,609,589,005    $  14,571,521,588
--------------------------------------------------------------------------------------------------

                      See notes to financial statements.

SUPPLEMENTARY DATA

                                                                      YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------------------------
                                               2003            2002             2001             2000            1999
-------------------------------------------------------------------------------------------------------------------------
RATIOS/SUPPLEMENTAL DATA

Ratios (As a percentage of average daily
   net assets):
   Expenses                                        0.45%           0.45%            0.45%            0.45%           0.46%
   Net investment income                           1.05%           0.85%            0.64%            0.67%           0.72%
Portfolio Turnover                                   15%             23%              18%              13%             11%
-------------------------------------------------------------------------------------------------------------------------
TOTAL RETURN(1)                                   23.88%         (19.52)%          (9.67)%             --              --
-------------------------------------------------------------------------------------------------------------------------
NET ASSETS, END OF YEAR (000'S OMITTED)    $ 17,609,589    $ 14,571,522     $ 18,335,865     $ 18,385,069    $ 15,114,649
-------------------------------------------------------------------------------------------------------------------------

(1) Total return is required to be disclosed for fiscal years beginning after December 15, 2000.

                      See notes to financial statements.

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2003
NOTES TO FINANCIAL STATEMENTS

1  SIGNIFICANT ACCOUNTING POLICIES

   Tax-Managed Growth Portfolio (the Portfolio) is registered under the Investment Company Act of 1940, as amended, as a diversified, open-end management investment company. The Portfolio, which was organized as a trust under the laws of the State of New York on December 1, 1995, seeks to provide long-term after-tax returns by investing in a diversified portfolio of equity securities. The Declaration of Trust permits the Trustees to issue interests in the Portfolio. The following is a summary of significant accounting policies consistently followed by the Portfolio in the preparation of its financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America.

   A INVESTMENT VALUATIONS -- Marketable securities, including options, that are listed on foreign or U.S. securities exchanges are valued at closing sale prices on the exchange where such securities are principally traded. Marketable securities listed in the NASDAQ National Market System are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing sale prices are not available are generally valued at the mean between the latest bid and asked prices. Futures positions on securities or currencies are generally valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost, which approximates fair value. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. Over-the-counter options are normally valued at the mean between the latest bid and asked price. Investments for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees.

   B INCOME TAXES -- The Portfolio is treated as a partnership for federal tax purposes. No provision is made by the Portfolio for federal or state taxes on any taxable income of the Portfolio because each investor in the Portfolio is ultimately responsible for the payment of any taxes on its share of such taxable income. Since some of the Portfolio's investors are regulated investment companies that invest all or substantially all of their assets in the Portfolio, the Portfolio normally must satisfy the applicable source of income and diversification requirements (under the Internal Revenue Code) in order for its investors to satisfy them. The Portfolio will allocate, at least annually among its investors, each investor's distributive share of the Portfolio's net investment income, net realized capital gains or losses, and any other items of income, gain, loss, deduction or credit.

   C FUTURES CONTRACTS -- Upon the entering of a financial futures contract, the Portfolio is required to deposit either in cash or securities an amount (initial margin) equal to a certain percentage of the purchase price indicated in the financial futures contract. Subsequent payments are made or received by the Portfolio (margin maintenance) each day, dependent on daily fluctuations in the value of the underlying security, and are recorded for book purposes as unrealized gains or losses by the Portfolio. The Portfolio's investment in financial futures contracts is designed to hedge against anticipated future changes in the price of current or anticipated portfolio positions. Should prices move unexpectedly, the Portfolio may not achieve the anticipated benefits of the financial futures contracts and may realize a loss.

   D PUT OPTIONS -- Upon the purchase of a put option by the Portfolio, the premium paid is recorded as an asset in the Statement of Assets and Liabilities, the value of which is marked-to-market daily. When a purchased option expires, the Portfolio will realize a loss in the amount of the premium paid. When the Portfolio enters into a closing sale transaction, the Portfolio will realize a gain or loss depending on whether the sales proceeds from the closing sale transaction are greater or less than the premium paid. When the Portfolio exercises a put option, settlement is made in cash. The risk associated with purchasing options is limited to the premium originally paid.

   E SECURITIES SOLD SHORT -- The Portfolio may sell a security short if it owns at least an equal amount of the security sold short or another security exchangeable for an equal amount of the security sold short in anticipation of a decline in the market price of the securities or in order to hedge portfolio positions. The Portfolio will generally borrow the security sold in order to make delivery to the buyer. Upon executing the transaction, the Portfolio records the proceeds as deposits with brokers in the Statement of Assets and Liabilities and establishes an offsetting payable for securities sold short for the securities due on settlement. The proceeds are retained by the broker as collateral for the short position. The liability is marked-to-market and the Portfolio is required to pay the lending broker any dividend or interest income earned while the short position is open. A gain or loss is recorded when the security is delivered to the broker. The Portfolio may recognize a loss on the transaction if the market value of the securities sold increases before the securities are delivered.

   F FOREIGN CURRENCY TRANSLATION -- Investment valuations, other assets and liabilities initially expressed in foreign currencies are converted each business day into U.S. dollars based upon current exchange rates. Purchases and sales of foreign investment securities and income and expenses are converted into U.S. dollars based upon currency exchange rates prevailing on the respective dates of such transactions. Recognized gains or losses on investment transactions attributable to foreign currency exchange rates are recorded for financial statement purposes as net realized gains and losses on investments. That portion of unrealized gains and losses on investments that results from fluctuations in foreign currency exchange rates is not separately disclosed.

   G INDEMNIFICATIONS -- Under the Portfolio's organizational documents, its officers and Trustees may be indemnified against certain liabilities and expenses arising out of the performance of their duties to the Portfolio. Interestholders in the Portfolio are jointly and severally liable for the liabilities and obligations of the Portfolio in the event that the Portfolio fails to satisfy such liabilities and obligations; provided, however, that, to the extent assets are available in the Portfolio, the Portfolio may, under certain circumstances, indemnify interestholders from and against any claim or liability to which such holder may become subject by reason of being or having been an interestholder in the Portfolio. Additionally, in the normal course of business, the Fund enters into agreements with service providers that may contain indemnification clauses. The Portfolio's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Portfolio that have not yet occurred.

   H OTHER -- Investment transactions are accounted for on a trade-date basis. Dividend income is recorded on the ex-dividend date. However, if the ex-dividend date has passed, certain dividends from foreign securities are recorded as the Portfolio is informed of the ex-dividend date. Interest income is recorded on the accrual basis.

   I USE OF ESTIMATES -- The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

2  INVESTMENT ADVISER FEE AND OTHER TRANSACTIONS WITH AFFILIATES

   The investment adviser fee is earned by Boston Management and Research
   (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM), as compensation for management and investment advisory services rendered to the Portfolio. Under the advisory agreement, BMR receives a monthly advisory fee in the amount of 0.625% annually of average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the year ended December 31, 2003, the advisory fee was 0.44% of the Portfolio's average daily net assets. Except for Trustees of the Portfolio who are not members of EVM's or BMR's organization, officers and Trustees receive remuneration for their services to the Portfolio out of such investment adviser fee. Trustees of the Portfolio who are not affiliated with the Investment Adviser may elect to defer receipt of all or a percentage of their annual fees in accordance with the terms of the Trustees' Deferred Compensation Plan. For the year ended December 31, 2003, no significant amounts have been deferred.

   Certain officers and Trustees of the Portfolio are officers of the above organizations.

3  INVESTMENT TRANSACTIONS

   For the year ended December 31, 2003, purchases and sales of investments, other than short-term obligations, aggregated $2,315,531,044 and $2,601,576,258, respectively. In addition, investments having an aggregate market value of $701,210,532 at dates of withdrawal were distributed in payment for capital withdrawals. During the year ended December 31, 2003, investors contributed securities with a value of $789,740,742.

4  FEDERAL INCOME TAX BASIS OF UNREALIZED APPRECIATION (DEPRECIATION)

   The cost and unrealized appreciation (depreciation) in value of the investments owned at December 31, 2003 as computed on a federal income tax basis, were as follows:









   AGGREGATE COST                                               $  5,191,822,303
   -----------------------------------------------------------------------------
   Gross unrealized appreciation                                $ 12,396,006,523
   Gross unrealized depreciation                                      (3,438,064)
   -----------------------------------------------------------------------------

   NET UNREALIZED APPRECIATION                                  $ 12,392,568,459
   -----------------------------------------------------------------------------

5  FINANCIAL INSTRUMENTS

   The Portfolio may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities to assist in managing exposure to various market risks. These financial instruments include written options, forward foreign currency exchange contracts and financial futures contracts and may involve, to a varying degree, elements of risk in excess of the amounts recognized for financial statement purposes.

   The notional or contractual amounts of these instruments represent the investment the Portfolio has in particular classes of financial instruments and does not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are considered. The Portfolio did not have any open obligations under these financial instruments at December 31, 2003.

6  LINE OF CREDIT

   The Portfolio participates with other portfolios and funds managed by BMR and EVM and its affiliates in a $150 million unsecured line of credit agreement with a group of banks. Borrowings will be made by the Portfolio solely to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Interest is charged to each participating portfolio or fund based on its borrowings at an amount above either the Eurodollar rate or Federal Funds rate. In addition, a fee computed at an annual rate of 0.10% on the daily unused portion of the line of credit is allocated among the participating portfolios and funds at the end of each quarter. The Portfolio did not have any significant borrowings or allocated fees during the year ended December 31, 2003.

7  RESTRICTED SECURITIES

   At December 31, 2003, the Portfolio owned the following securities (representing 0.3% of net assets) which were restricted as to public resale and not registered under the Securities Act of 1933. The securities are valued at fair value using methods determined in good faith by or at the direction of the Trustees.

                             DATE OF
   DESCRIPTION               ACQUISITION       SHARES          COST        FAIR VALUE
   -------------------------------------------------------------------------------------
   Applied Materials, Inc.     12/17/03        543,250     $ 11,575,935   $ 12,183,767

   eBay, Inc                    5/13/03        200,000        9,466,769     12,909,926

   eBay, Inc.                   2/19/03        318,000       12,143,667     20,534,485

   KLA-Tencor Corp.            12/17/03         50,000        2,744,377      2,929,100

   Sysco Corp.                 12/17/03         32,036        1,157,644      1,190,911
   -------------------------------------------------------------------------------------
                                                           $ 37,088,392   $ 49,748,189
   -------------------------------------------------------------------------------------

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2003
INDEPENDENT AUDITORS' REPORT

TO THE TRUSTEES AND INVESTORS
OF TAX-MANAGED GROWTH PORTFOLIO:

We have audited the accompanying statement of assets and liabilities, including the portfolio of investments, of Tax-Managed Growth Portfolio (the Portfolio) as of December 31, 2003, and the related statement of operations for the year then ended, the statements of changes in net assets for the two years in the period then ended and the supplementary data for each of the five years ended in the period then ended. These financial statements and supplementary data are the responsibility of the Portfolio's management. Our responsibility is to express an opinion on these financial statements and supplementary data based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and supplementary data are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2003 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and supplementary data present fairly, in all material respects, the financial position of Tax-Managed Growth Portfolio at December 31, 2003, the results of its operations for the year then ended, the changes in its net assets for each of the two years in the period then ended and its supplementary data for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 20, 2004

BELROSE CAPITAL FUND LLC as of December 31, 2003

INVESTMENT ADVISER OF
TAX-MANAGED GROWTH PORTFOLIO
AND BELROSE CAPITAL FUND LLC

Boston Management and Research
The Eaton Vance Building
255 State Street
Boston, MA 02109


MANAGER OF BELROSE REALTY CORPORATION

Boston Management and Research
The Eaton Vance Building
255 State Street
Boston, MA 02109


MANAGER OF BELROSE CAPITAL FUND LLC

Eaton Vance Management
The Eaton Vance Building
255 State Street
Boston, MA 02109


CUSTODIAN AND TRANSFER AGENT

Investors Bank & Trust Company
200 Clarendon Street
Boston, MA 02116


INDEPENDENT AUDITORS

Deloitte & Touche LLP
200 Berkeley Street
Boston, MA 02116

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2004.

                                         BELROSE CAPITAL FUND LLC
                                         (Registrant)


                                         By: /s/ Michelle A. Alexander
                                             -------------------------
                                              Michelle A. Alexander
                                             Duly Authorized Officer and
                                             Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                         By: /s/ Thomas E. Faust Jr.
                                             -----------------------
                                              Thomas E. Faust Jr.
                                             Chief Executive Officer

Date:  March 15, 2004



                                         By: /s/ Michelle A. Alexander
                                             -------------------------
                                              Michelle A. Alexander
                                             Chief Financial Officer

Date:  March 15, 2004

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.    DESCRIPTION
-----------    -----------

   3 Copy of Limited Liability Company Agreement of the Fund dated December 5, 2001 filed as Exhibit 3 to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference. (Note: the LLC Agreement also defines the rights of the holders of Shares of the Fund.)

   3(a) Copy of Amendment No. 1 to the Fund's Limited Liability Company Agreement dated December 30, 2003 filed herewith.

   4.1 Copy of Loan and Security Agreement between the Fund and DrKW Holdings, Inc. dated as of June 30, 2003 filed as Exhibit 4.1 to the Fund's Report on Form 10-Q filed for the period ended June 30, 2003 and incorporated herein by reference.

   4.1(a) Amendment dated September 29, 2003 to Loan and Security Agreement between the Fund and DrKW Holdings, Inc. filed as Exhibit 4.1(a) to the Fund's Report on Form 10-Q filed for the period ended September 30, 2003 and incorporated herein by reference.

   4.2 Copy of Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., the lenders referred to therein and Merrill Lynch Capital Services, Inc., dated June 30, 2003 filed as Exhibit 4.2 to the Fund's Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

   4.2(a) Amendment dated September 29, 2003 to Loan and Security Agreement among Belport Capital Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(a) to the Fund's Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

   9           Not applicable and not filed.

   10(1) Copy of Investment Advisory and Administration Agreement between the Fund and Boston Management and Research dated March 7, 2001 filed as Exhibit 10(1) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

   10(2) Copy of Management Agreement between Belrose Realty Corporation and Boston Management and Research dated March 14, 2001 filed as
               Exhibit 10(2) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

   10(3) Copy of Investor Servicing Agreement between the Fund and Eaton Vance Distributors, Inc. dated December 5, 2000 filed as Exhibit 10(3) the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

   10(4) Copy of Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust Company dated December 5, 2000 filed as Exhibit 10(4) the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

   11          Not applicable and not filed.

   12          Not applicable and not filed.

   21          List of Subsidiaries of the Fund.

   24          Not applicable and not filed.

   31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.3        Form N-CSR of Eaton Vance Tax-Managed  Growth Portfolio (File No.
               811-7409) for its year ended December 31, 2003 filed electronically with the Securities and Exchange Commission under the Investment Company Act of 1940 on March 8, 2004 (incorporated herein by reference pursuant to Rule 12b-32).