Form 10-Q
period 2004-03-31
BELROSE CAPITAL FUND LLC
filed 2004-05-10
CIK 1170304

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  transition   period  from  _________  to _____________


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

                                   YES  [X]      NO  [ ]

                            BELROSE CAPITAL FUND LLC
                               Index to Form 10-Q

PART I FINANCIAL INFORMATION                                               Page

Item 1.   Condensed Consolidated Financial Statements                        3

          Condensed Consolidated Statements of Assets and Liabilities
          as of March 31, 2004 (Unaudited) and December 31, 2003             3

          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended March 31, 2004 and 2003                 4

          Condensed Consolidated Statements of Changes in Net Assets
          for the Three Months Ended March 31, 2004 (Unaudited) and the
          Year Ended December 31, 2003                                       6

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Three Months Ended March 31, 2004 and 2003                 7

          Financial Highlights (Unaudited) for the Three Months Ended
          March 31, 2004                                                     9

          Notes to Condensed Consolidated Financial Statements as of
          March 31, 2004 (Unaudited)                                        10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        19

Item 4.   Controls and Procedures                                           21

PART II   OTHER INFORMATION                                                 21

Item 1.   Legal Proceedings                                                 21

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
          of Equity Securities                                              21

Item 3.   Defaults Upon Senior Securities                                   21

Item 4.   Submission of Matters to a Vote of Security Holders               21

Item 5.   Other Information                                                 21

Item 6.   Exhibits and Reports on Form 8-K                                  22

SIGNATURES                                                                  23

EXHIBIT INDEX                                                               24

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------------------------------------------
BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                           March 31, 2004         December 31,
                                                                                            (Unaudited)               2003
                                                                                           ---------------        ------------
Assets:
 Investment in Belvedere Capital Fund Company LLC
  (Belvedere Company)                                                                       $1,672,002,450       $1,640,828,100
 Investment in Partnership Preference Units                                                     80,892,360           56,717,736
 Investment in other real estate                                                               473,681,417          473,491,403
 Short-term investments                                                                          6,105,000            7,614,214
                                                                                            ---------------      ---------------
Total investments                                                                           $2,232,681,227       $2,178,651,453
 Cash                                                                                            8,818,424            6,535,905
 Escrow deposits - restricted                                                                    2,453,640            2,436,133
 Distributions and interest receivable                                                                 221              400,960
 Other assets                                                                                    2,977,754            3,660,997
 Open interest rate swap agreements, at value                                                            -            1,423,867
                                                                                            ---------------      ---------------
Total assets                                                                                $2,246,931,266       $2,193,109,315
                                                                                            ---------------      ---------------

Liabilities:
 Loan payable - Credit Facility                                                             $  216,000,000       $  183,300,000
 Mortgages payable                                                                             344,219,483          344,219,483
 Payables for Fund Shares redeemed                                                               1,097,563                    -
 Open interest rate swap agreements, at value                                                    2,940,460                    -
 Distributions payable to minority shareholders                                                          -               16,800
 Security deposits                                                                                 998,950              968,110
 Swap interest payable                                                                              80,580               79,280
 Accrued expenses:
  Interest expense                                                                               2,337,702            2,319,122
  Property taxes                                                                                 1,749,922            1,959,252
  Other expenses and liabilities                                                                 2,472,685            1,782,021
 Minority interests in controlled subsidiaries                                                  25,464,612           26,010,489
                                                                                           ----------------      ---------------
Total liabilities                                                                           $  597,361,957       $  560,654,557
                                                                                           ----------------      ---------------
Net assets                                                                                  $1,649,569,309       $1,632,454,758
                                                                                           ----------------      ---------------
Shareholders' Capital                                                                       $1,649,569,309       $1,632,454,758
                                                                                           ----------------      ---------------
Shares outstanding                                                                              17,029,475           17,032,796
                                                                                           ----------------      ---------------
Net asset value and redemption price per Share                                              $        96.87       $        95.84
                                                                                           ----------------      ---------------

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                                       Three Months        Three Months
                                                                          Ended               Ended
                                                                      March 31, 2004      March 31, 2003
                                                                      --------------      --------------
Investment Income:
 Dividends allocated from Belvedere Company
  (net of foreign taxes of $69,016 and $59,363, respectively)          $  5,768,065       $  4,743,401
 Interest allocated from Belvedere Company                                   27,983             88,575
 Expenses allocated from Belvedere Company                               (2,500,325)        (1,916,046)
                                                                       -------------      --------------
 Net investment income allocated from
  Belvedere Company                                                    $  3,295,723       $  2,915,930
 Rental income                                                           16,210,789         16,333,785
 Distributions from Partnership Preference Units                          2,774,410            996,581
 Interest                                                                    59,187             19,785
                                                                       -------------      --------------
Total investment income                                                $ 22,340,109       $ 20,266,081
                                                                       -------------      --------------

Expenses:
 Investment advisory and administrative fees                           $  1,407,583       $  1,134,716
 Property management fees                                                   646,527            652,486
 Distribution and servicing fees                                            821,760            612,071
 Interest expense on mortgages                                            6,579,441          6,579,439
 Interest expense on Credit Facility                                        740,230            732,292
 Property and maintenance expenses                                        4,459,360          4,256,698
 Property taxes and insurance                                             2,030,202          2,189,342
 Miscellaneous                                                              152,447            271,835
                                                                       -------------      --------------
Total expenses                                                         $ 16,837,550       $ 16,428,879
Deduct-
 Reduction of investment advisory and administrative fees                   410,995            305,442
                                                                       -------------      --------------
Net expenses                                                           $ 16,426,555       $ 16,123,437
                                                                       -------------      --------------
Net investment income before
 minority interests in net income of
 controlled subsidiaries                                               $  5,913,554       $  4,142,644
Minority interests in net income
 of controlled subsidiaries                                                (473,208)          (514,701)
                                                                       -------------      --------------
Net investment income                                                  $  5,440,346       $  3,627,943
                                                                       -------------      --------------

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                                                        Three Months        Three Months
                                                                                           Ended               Ended
                                                                                       March 31, 2004      March 31, 2003
                                                                                       ---------------    ----------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions from Belvedere Company (identified cost basis)                 $  6,066,514       $  (5,345,920)
 Investment transactions in Partnership Preference Units (identified cost basis)           3,048,719                   -
 Interest rate swap agreements (1)                                                          (995,428)         (1,051,283)
                                                                                       ---------------    ----------------
Net realized gain (loss)                                                                $  8,119,805       $  (6,397,203)
                                                                                       ---------------    ----------------

Change in unrealized appreciation (depreciation) -
 Investment in Belvedere Company (identified cost basis)                                $ 24,802,728       $  (57,789,631)
 Investments in Partnership Preference Units (identified cost basis)                      (3,836,606)           4,960,598
 Investments in other real estate (net of minority interests in unrealized loss of controlled subsidiaries of $(1,019,085) and
  $(4,734,953), respectively)                                                                349,224              809,787
 Interest rate swap agreements                                                            (4,364,327)            (641,491)
                                                                                       ---------------    ----------------
Net change in unrealized appreciation (depreciation)                                    $ 16,951,019       $ (52,660,737)
                                                                                       ---------------    ----------------

Net realized and unrealized gain (loss)                                                 $ 25,070,824       $ (59,057,940)
                                                                                       ---------------    ----------------

Net increase (decrease) in net assets from operations                                   $ 30,511,170       $ (55,429,997)
                                                                                       ===============    ================

(1) Amount represents periodic payments made in connection with interest rate swap agreements. (Note 5)

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                                                                          Three Months
                                                                                              Ended              Year Ended
                                                                                         March 31, 2004         December 31,
                                                                                           (Unaudited)              2003
                                                                                         ---------------       ---------------
Increase (Decrease) in Net Assets:
 Net investment income                                                                   $    5,440,346        $   15,279,642
 Net realized gain from investment transactions                                               8,119,805             2,449,130
 Net change in unrealized appreciation (depreciation) of investments                         16,951,019           311,836,713
                                                                                         ---------------       ---------------
Net increase in net assets from operations                                               $   30,511,170        $  329,565,485
                                                                                         ---------------       ---------------

Transactions in Fund Shares -
 Investment securities contributed                                                       $            -        $   95,047,136
 Less - Selling commissions                                                                           -              (325,083)
                                                                                         ---------------       ---------------
 Net contributions                                                                       $            -        $   94,722,053
 Net asset value of Fund Shares issued to Shareholders in payment of
  distributions declared                                                                 $    5,415,563        $      348,050
 Net asset value of Fund Shares redeemed                                                     (5,696,929)          (33,374,471)
                                                                                         ---------------       ---------------
Net increase in net assets from Fund Share transactions                                  $     (281,366)       $   61,695,632
                                                                                         ---------------       ---------------

Distributions -
 Distributions to Shareholders                                                           $  (13,115,253)       $     (808,014)
                                                                                         ---------------       ---------------
Total distributions                                                                      $  (13,115,253)       $     (808,014)
                                                                                         ---------------       ---------------

Net increase in net assets                                                               $   17,114,551        $  390,453,103

Net assets:
 At beginning of period                                                                  $1,632,454,758        $ 1,242,001,655
                                                                                         ---------------       ---------------
 At end of period                                                                        $1,649,569,309        $ 1,632,454,758
                                                                                         ===============       ===============

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                              Three Months         Three Months
                                                                                                  Ended                Ended
                                                                                             March 31, 2004       March 31, 2003
                                                                                             ---------------      ---------------
Cash Flows From (For) Operating Activities -
Net increase (decrease) in net assets from operations                                         $  30,511,170        $ (55,429,997)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows for operating activities -
  Net investment income allocated from Belvedere Company                                         (3,295,723)          (2,915,930)
  (Increase) decrease in escrow deposits                                                            (17,507)             584,576
  Decrease in other assets                                                                          683,243              162,941
  Decrease in distributions and interest receivable                                                 400,739               38,959
  Increase in interest payable for open swap agreements                                               1,300                9,263
  Increase in security deposits, accrued interest and other expenses and liabilities                740,084              189,506
  Decrease in accrued property taxes                                                               (209,330)            (698,068)
  Purchases of Partnership Preference Units                                                     (44,530,740)          (8,033,600)
  Proceeds from sales of Partnership Preference Units                                            19,568,229                    -
  Improvements to rental property                                                                  (859,875)            (705,109)
  Decrease in short-term investments                                                              1,509,214                    -
  Net decrease in investment in Belvedere Company                                                         -            1,404,502
  Net interest incurred on interest rate swap agreements                                           (995,428)          (1,051,283)
  Minority interests in net income of controlled subsidiaries                                       473,208              514,701
  Net realized (gain) loss from investment transactions                                          (8,119,805)           6,397,203
  Net change in unrealized (appreciation) depreciation of investments                           (16,951,019)          52,660,737
                                                                                             ---------------      ---------------
Net cash flows for operating activities                                                       $ (21,092,240)       $  (6,871,599)
                                                                                             ---------------      ---------------

Cash Flows From (For) Financing Activities -
 Proceeds from Credit Facility                                                                $   32,700,000       $   9,000,000
 Payments on behalf of investors (selling commissions)                                                     -            (325,083)
 Payments for Fund Shares redeemed                                                                (1,608,751)         (1,268,422)
 Distributions paid to minority shareholders                                                         (16,800)                  -
 Distributions paid to Shareholders                                                               (7,699,690)           (459,964)
 Capital contributed to controlled subsidiaries                                                            -             123,317
                                                                                             ---------------      ---------------
Net cash flows from financing activities                                                      $   23,374,759       $   7,069,848
                                                                                             ---------------      ---------------

Net increase in cash                                                                          $    2,282,519       $     198,249

Cash at beginning of period                                                                   $    6,535,905       $   7,214,141
                                                                                             ---------------      ---------------
Cash at end of period                                                                         $    8,818,424       $   7,412,390
                                                                                             ===============      ===============


       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                              Three Months         Three Months
                                                                                                  Ended                Ended
                                                                                             March 31, 2004       March 31, 2003
                                                                                             ---------------      ---------------
Supplemental Disclosure and Non-cash Investing and Financing Activities -
 Securities contributed by Shareholders, invested in Belvedere Company                        $           -        $  95,047,136
 Interest paid on loan - Credit Facility                                                      $     709,343        $     682,966
 Interest paid on mortgages                                                                   $   6,476,132        $   6,476,131
 Interest paid on swap agreements                                                             $     994,128        $   1,042,020
 Market value of securities distributed in payment of redemptions                             $   2,990,615        $  12,845,434

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of March 31, 2004
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial Highlights (Unaudited)

For the Three Months Ended March 31, 2004
-----------------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of period                                                                          $ 95.840
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations
-----------------------------------------------------------------------------------------------------------------------------------
Net investment income (6)                                                                                      $  0.319
Net realized and unrealized gain                                                                                  1.481
-----------------------------------------------------------------------------------------------------------------------------------
Total income from operations                                                                                   $  1.800
-----------------------------------------------------------------------------------------------------------------------------------

Distributions
-----------------------------------------------------------------------------------------------------------------------------------
Distributions to Shareholders                                                                                  $ (0.770)
-----------------------------------------------------------------------------------------------------------------------------------
Total distributions                                                                                            $ (0.770)
-----------------------------------------------------------------------------------------------------------------------------------

Net asset value - End of period                                                                                $ 96.870
-----------------------------------------------------------------------------------------------------------------------------------

Total Return (1)                                                                                                   1.89%
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                     As a Percentage           As a Percentage
                                                                                     of Average Net            of Average Gross
Ratios                                                                                  Assets(5)               Assets (2)(5)
-----------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
 Interest and other borrowing costs (7)                                                  1.31% (9)                1.01% (9)
 Operating expenses (7)                                                                  1.42% (9)                1.10% (9)
Belrose Capital Fund LLC Expenses
 Interest and other borrowing costs (4)(8)                                               0.18% (9)                0.14% (9)
 Investment advisory and administrative fees,
  servicing fees and other Fund operating expenses (3)(4)                                1.08% (9)                0.83% (9)
                                                                              -----------------------------------------------------
Total expenses                                                                           3.99%                    3.08%

Net investment income                                                                    1.32% (9)                1.02% (9)
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental Data
-----------------------------------------------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                                                                      $  1,649,569
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)                                                     0.61%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belrose Capital Fund LLC (Belrose Capital) (including Belrose Capital's interest in Belvedere Capital Fund Company LLC (Belvedere Company) and Belrose Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belrose Realty Corporation's (Belrose Realty) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belrose Realty.
(3) Includes Belrose Capital's share of Belvedere Company's allocated expenses, including those expenses allocated from the Portfolio.
(4) Includes the expenses of Belrose Capital and Belrose Realty. Does not include expenses of the real estate subsidiaries majority-owned by Belrose Realty.
(5) For the purpose of calculating ratios, the income and expenses of Belrose Realty's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belrose Realty.
(6)  Calculated using average shares outstanding.
(7) Includes Belrose Realty's proportional share of expenses incurred by its majority-owned subsidiaries.
(8) Ratios do not include interest incurred in connection with the interest rate swap agreements. Had such amounts been included, ratios would be higher.
(9)  Annualized.

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of March 31, 2004
Notes to Condensed Consolidated Financial Statements (Unaudited)

1    Basis of Presentation

The condensed consolidated interim financial statements of Belrose Capital Fund LLC (Belrose Capital) and its subsidiaries (collectively, the Fund) have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights as of the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2003 has been derived from the December 31, 2003 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain  amounts  in  the  prior  period's  condensed   consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  period
presentation.

2    Estate Freeze

Shareholders in Belrose Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 7.75% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. The existence of restructured Fund Shares does not adversely affect Shareholders who do not participate in the election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares. The allocation of Belrose Capital's net asset value per Share at March 31, 2004 and December 31, 2003, between Preferred and Common shares that have been restructured is as follows:

                            Per Share Value At           Per Share Value At
                              March 31, 2004             December 31, 2003
                          ------------------------------------------------------
                           Preferred     Common        Preferred     Common
Date of Contribution        Shares       Shares         Shares       Shares
--------------------------------------------------------------------------------
  February 19, 2003         $ 75.38      $ 21.49        $ 74.80      $ 21.04

3    Investment Transactions

The following table summarizes the Fund's investment transactions for the three months ended March 31, 2004 and March 31, 2003:

                                                 Three Months Ended          Three Months Ended
       Investment Transaction                      March 31, 2004              March 31, 2003
------------------------------------------------------------------------------------------------
Increases in investment in Belvedere Company       $          -                $  95,047,136
Decreases in investment in Belvedere Company       $  2,990,615                $  14,249,936
Purchases of Partnership Preference Units (1)      $ 44,530,740                $   8,033,600
Sales of Partnership Preference Units              $ 19,568,229                $           -

(1) Purchases of Partnership Preference Units during the three months ended March 31, 2004 and March 31, 2003, represent Partnership Preference Units purchased from other investment funds advised by Boston Management and Research.

4    Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company), for the three months ended March 31, 2004 and March 31, 2003, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                              Three Months Ended     Three Months Ended
                                                                                March 31, 2004         March 31, 2003
-----------------------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio (1)                              $ 11,520,846,141       $ 8,400,349,853
The Fund's investment in Belvedere Company (2)                                 $  1,672,002,450       $ 1,284,892,115
Income allocated to Belvedere Company from the Portfolio                       $     39,365,471       $    32,398,573
Income allocated to the Fund from Belvedere Company                            $      5,796,048       $     4,831,976
Expenses allocated to Belvedere Company from the Portfolio                     $     12,634,511       $     9,667,954
Expenses allocated to the Fund from Belvedere Company                          $      2,500,325       $     1,916,046
Net realized gain(loss) allocated to Belvedere Company from the Portfolio      $     41,048,575       $   (37,772,155)
Net realized gain(loss) allocated to the Fund from Belvedere Company           $      6,066,514       $    (5,345,920)
Change in unrealized appreciation (depreciation) allocated to Belvedere
 Company from the Portfolio                                                    $    163,577,445       $  (389,828,192)
Change in unrealized appreciation (depreciation) allocated to the Fund
 from Belvedere Company                                                        $     24,802,728       $   (57,789,631)
  ---------------------------------------------------------------------------------------------------------------------

(1) As of March 31, 2004 and 2003, the value of Belvedere Company's interest in the Portfolio represents 63.9% and 61.1% of the Portfolio's net assets, respectively.
(2) As of March 31, 2004 and 2003, the Fund's investment in Belvedere Company represents 14.5% and 15.3% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at March 31, 2004, December 31, 2003 and March 31, 2003 and its operations for the three months ended March 31, 2004, for the year ended December 31, 2003 and for the three months ended March 31, 2003 follows:

                                        March 31,               December 31,               March 31,
                                          2004                      2003                      2003
                                     --------------------------------------------------------------------
Investments, at value               $ 18,003,359,532          $ 17,584,390,762          $ 13,797,517,752
Other assets                              25,944,066                25,462,745                24,535,362
---------------------------------------------------------------------------------------------------------

Total assets                        $ 18,029,303,598          $ 17,609,853,507          $ 13,822,053,114
Total liabilities                            254,697                   264,502                73,659,303
------------------------------------------------------ --------------------------------------------------
Net assets                          $ 18,029,048,901          $ 17,609,589,005          $ 13,748,393,811
=========================================================================================================
Dividends and interest              $     62,101,320          $    232,925,912          $     53,431,732
---------------------------------------------------------------------------------------------------------
Investment adviser fee              $     19,348,796          $     67,584,543          $     15,490,999
Other expenses                               598,921                 2,295,653                   477,083
---------------------------------------------------------------------------------------------------------
Total expenses                      $     19,947,717          $     69,880,196          $     15,968,082
---------------------------------------------------------------------------------------------------------
Net investment income               $     42,153,603          $    163,045,716          $     37,463,650
Net realized gain (loss)                  64,894,806                70,909,770               (62,969,970)
Net change in unrealized
 appreciation (depreciation)             261,922,214             3,174,709,110              (649,928,537)
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in net
 assets from operations             $    368,970,623          $  3,408,664,596          $   (675,434,857)
---------------------------------------------------------------------------------------------------------

5    Interest Rate Swap Agreements

Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belrose Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at March 31, 2004 and December 31, 2003 are listed below.

Notional                                      Initial
Amount                                        Optional       Final          Unrealized             Unrealized
(000's         Fixed        Floating          Termination    Termination    Depreciation at        Appreciation at
omitted)       Rate         Rate              Date           Date           March 31, 2004         December 31, 2003
-------------- ------------ ----------------- -------------- -------------- ---------------------- ------------------
 $31,588        4.180%      LIBOR + 0.30%     7/09           6/10           $   (662,940)          $   210,531
  37,943        4.160%      LIBOR + 0.30%     11/09          6/10               (816,645)              252,843
  83,307        4.045%      LIBOR + 0.30%     -              6/10             (1,460,875)              960,493
-------------- ------------ ----------------- -------------- -------------- ---------------------- ------------------
                                                                            $ (2,940,460)          $ 1,423,867
-------------- ------------ ----------------- -------------- -------------- ---------------------- ------------------

6    Debt

On March 16, 2004, Belrose Capital amended its credit agreement with DrKW Holdings, Inc. to establish a borrowing limit of $216,000,000 under that agreement. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of March 31, 2004, outstanding borrowings under this credit arrangement totaled $216,000,000.

7    Segment Information

Belrose Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belrose Capital invests in real estate assets through its subsidiary Belrose Realty Corporation (Belrose Realty). Belrose Realty invests directly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Bel Apartment Properties Trust, Katahdin Property Trust LLC and Bel Communities Property Trust.

Belrose Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and unrealized appreciation (depreciation). The accounting policies of the reportable segments are the same as those for the Fund on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

                                                            Tax-Managed
For the Three Months Ended                                    Growth               Real
March 31, 2004                                              Portfolio*            Estate                Total
--------------------------------------------------------------------------------------------------------------------
Revenue                                                  $     3,295,723       $  19,021,305        $    22,317,028
Interest expense on mortgages                                          -          (6,579,441)            (6,579,441)
Interest expense on Credit Facility                                    -            (614,391)              (614,391)
Operating expenses                                              (301,807)         (7,925,863)            (8,227,670)
Minority interest in net income of controlled
 subsidiaries                                                          -            (473,208)              (473,208)
--------------------------------------------------------------------------------------------------------------------
Net investment income                                    $     2,993,916       $   3,428,402        $     6,422,318
Net realized gain                                              6,066,514           2,053,291              8,119,805
Change in unrealized appreciation (depreciation)              24,802,728          (7,851,709)            16,951,019
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in net assets from operations
 of reportable segments                                  $    33,863,158       $  (2,370,016)       $    31,493,142
--------------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
For the Three Months Ended                                    Growth               Real
March 31, 2003                                              Portfolio*            Estate                Total
--------------------------------------------------------------------------------------------------------------------
Revenue                                                  $     2,915,930       $  17,346,911        $    20,262,841
Interest expense on mortgages                                          -          (6,579,439)            (6,579,439)
Interest expense on Credit Facility                                    -            (695,677)              (695,677)
Operating expenses                                              (195,414)         (7,893,295)            (8,088,709)
Minority interest in net income of controlled
 subsidiaries                                                          -            (514,701)              (514,701)
--------------------------------------------------------------------------------------------------------------------
Net investment income                                    $     2,720,516       $   1,663,799        $     4,384,315
Net realized loss                                             (5,345,920)         (1,051,283)            (6,397,203)
Change in unrealized appreciation (depreciation)             (57,789,631)          5,128,894            (52,660,737)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in net assets from operations
 of reportable segments                                  $   (60,415,035)      $   5,741,410        $   (54,673,625)
--------------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
                                                              Growth               Real
At March 31, 2004                                           Portfolio*            Estate                Total
--------------------------------------------------------------------------------------------------------------------
Segment assets                                           $ 1,672,002,450       $ 567,251,073        $ 2,239,253,523
Segment liabilities                                            1,097,563         561,389,044            562,486,607
--------------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments          $ 1,670,904,887       $   5,862,029        $ 1,676,766,916
--------------------------------------------------------------------------------------------------------------------

At December 31, 2003
--------------------------------------------------------------------------------------------------------------------
Segment assets                                           $ 1,640,828,100       $ 544,254,775        $ 2,185,082,875
Segment liabilities                                                    -         533,483,765            533,483,765
--------------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments          $ 1,640,828,100       $  10,771,010        $ 1,651,599,110
--------------------------------------------------------------------------------------------------------------------

* Belrose Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                                                                   Three Months       Three Months
                                                                                      Ended              Ended
                                                                                  March 31, 2004     March 31, 2003
                                                                                 ----------------   ----------------
Revenue:
 Revenue from reportable segments                                                 $ 22,317,028        $ 20,262,841
 Unallocated amounts:
  Interest earned on cash not invested in the Portfolio or in subsidiaries              23,081               3,240
                                                                                 ----------------   ----------------
Total revenue                                                                     $ 22,340,109        $ 20,266,081
                                                                                 ----------------   ----------------

Net increase (decrease) in net assets from operations:
 Net increase (decrease) in net assets from operations of reportable segments     $ 31,493,142        $(54,673,625)
 Unallocated amounts:
  Interest earned on cash not invested in the Portfolio or in subsidiaries              23,081               3,240
 Unallocated amounts (1):
  Distribution and servicing fees                                                     (821,760)           (612,071)
  Audit, tax and legal fees                                                            (36,773)            (85,248)
  Interest expense on Credit Facility                                                 (125,839)            (36,615)
  Other operating expenses                                                             (20,681)            (25,678)
                                                                                 ----------------   ----------------
Total net increase (decrease) in net assets from operations                       $ 30,511,170        $(55,429,997)
                                                                                 ----------------   ----------------


                                                                                  March 31, 2004     December 31, 2003
                                                                                 ----------------   -------------------
Net assets:
 Net assets of reportable segments                                                $1,676,766,916      $1,651,599,110
 Unallocated cash (2)                                                                  1,572,743             412,226
 Short-term investments (2)                                                            6,105,000           7,614,214
 Loan payable - Credit Facility (3)                                                  (34,763,915)        (27,026,426)
 Other liabilities                                                                      (111,435)           (144,366)
                                                                                 -----------------  -------------------
Total net assets                                                                  $1,649,569,309      $1,632,454,758
                                                                                 -----------------  -------------------

(1) Unallocated amounts represent expenses incurred that pertain to the overall operation of Belrose Capital, and do not pertain to either operating segment.

(2) Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.

(3) Unallocated amount of loan payable-Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

7    Subsequent Events

On May 3, 2004, Belrose Realty entered into an agreement to establish and acquire a majority interest in a controlled subsidiary. This controlled subsidiary will indirectly own certain industrial properties with an estimated value of approximately $200,000,000 at acquisition. Belrose Realty is expected to own an 80% interest in the controlled subsidiary and a minority shareholder will own the remaining interest. Based on the terms of the current agreements, Belrose Realty expects to acquire the investment in the third quarter of 2004. The minority shareholder of the controlled subsidiary, or an affiliate thereof, will manage the real property.

It is expected that the real property will be financed through first mortgage loans secured by the properties and an assignment of certain leases and rents. The loans are expected to be without recourse to Belrose Capital and Belrose Realty. No financing agreement has been entered into at this time.

On May 3, 2004, Belrose Capital entered into a forward interest rate swap agreement with Merrill Lynch Capital Services, Inc. in anticipation of its future investment in the controlled subsidiary for the purpose of hedging the interest rate of substantially all of the expected fixed-rate mortgage financing of the real property over an expected 8-year term. Under such agreement, Belrose Capital has agreed to made periodic payments at fixed rates in exchange for payments at floating rates. The notional amount of the contract is $108,200,000, which approximates Belrose Capital's expected 80% interest in the anticipated secured debt of the controlled subsidiary. The floating interest rate to be received by Belrose Capital is three-month LIBOR and the fixed interest rate to be paid by Belrose Capital is 4.875%. The swap agreement entered into by Belrose Capital is effective in June 2004 and terminates in June 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        ------------------------------------------------------------------------

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2004 COMPARED TO THE QUARTER ENDED MARCH 31, 2003
--------------------------------------------------------------------------------

(a)  RESULTS OF OPERATIONS.
---------------------------

Increases and decreases in the Fund's net asset value per share are derived from net investment income or loss, and realized and unrealized gains and losses on investments. The Fund's net investment income (or loss) is determined by subtracting the Fund's total expenses from its investment income and then deducting the minority interest in net income of the controlled subsidiaries of Belrose Realty Corporation (Belrose Realty). The Fund's investment income includes the net investment income allocated to the Fund from Belvedere Capital Fund Company LLC (Belvedere Company), rental income from the properties owned by Belrose Realty's controlled subsidiaries, partnership income allocated to the income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) owned by Belrose Realty and interest earned on the Fund's short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends, interest and expenses allocated to Belvedere Company by Tax-Managed Growth Portfolio (the Portfolio) less the expenses of Belvedere Company allocated to the Fund. The Fund's total expenses include the Fund's investment advisory and administrative fees, distribution and servicing fees, interest expense from mortgages on properties owned by Belrose Realty's controlled subsidiaries, interest expense on the Fund's credit arrangements (the Credit Facility), property management fees, property taxes, insurance, maintenance and other expenses relating to the properties owned by Belrose Realty's controlled subsidiaries, and other miscellaneous expenses. The Fund's realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund's indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belrose Realty, the Fund's interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

Realized and unrealized gains and losses on investments have the most significant impact on the Fund's net asset value per share and result primarily from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the U.S. stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions.

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the Standard & Poor's 500 Composite Index (the S&P 500) as the Fund's primary performance benchmark. The S&P 500 is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interest in the Portfolio. In measuring the performance of the Fund's real estate investments held through Belrose Realty, Eaton Vance considers whether, through current returns and changes in valuation, the real










--------------------------
(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. The Portfolio's total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for certain fund expenses. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500. It is not possible to invest directly in an Index.

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

The Fund's total return was 1.89% for the quarter ended March 31, 2004. This return reflects an increase in the Fund's net asset value per share from $95.84 to $96.87 and a distribution of $0.77 per share during the period. For comparison, the S&P 500 had a total return of 1.69% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.23% during the period. Last year, the Fund's total return was -4.42% for the quarter ended March 31, 2003. This return reflected a decrease in the Fund's net asset value per share from $76.86 to $73.42 and a distribution of $0.05 per share during the period. For comparison, the S&P 500 had a total return of -3.15% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.29% during that period.

PERFORMANCE OF THE PORTFOLIO. For the quarter ended March 31, 2004, the Portfolio's total return was 2.12%, compared to -4.71% for the quarter ended March 31, 2003. International unrest coupled with weak employment, a struggling dollar and surging oil prices pressured domestic markets in the first quarter of 2004. Like the quarter ended March 31, 2003, volatility was high during the first quarter of 2004. However, unlike the first quarter of 2003, major indices experienced positive returns in 2004 as fiscal and monetary stimuli supported robust corporate earnings and productivity growth. During the first quarter of 2004, companies on average reported better than expected sales trends, increased dividends and initiated sizeable share buybacks reflecting a steady global economic recovery. While large capitalization stocks outperformed smaller capitalization stocks during the first quarter of 2003, small capitalization stocks outperformed large-cap companies during the later months of 2003, and continued to do so in the first quarter of 2004. In addition, during the first quarter of 2004 higher quality stocks regained performance leadership over last year's prevailing higher volatility stocks.

During the quarter ended March 31, 2004, the Portfolio's sector allocation remained similar to its allocation at March 31, 2003. The Portfolio's stronger quarterly performance relative to the S&P 500 during the first quarter of 2004 resulted from its diversified industry exposure and positive stock selection decisions. During the quarter ended March 31, 2004, the Portfolio remained underweight in the information technology sector, the market's weakest performing sector. Stock selection by the Portfolio's investment adviser, Boston Management and Research (Boston Management), in the computer peripherals and electronic equipment industries was particularly beneficial to the Portfolio's performance during the first quarter of 2004. Similar to the first quarter of 2003, valuation concerns prompted a de-emphasis of the telecommunication sector during the first quarter of 2004. However, telecommunication services stocks generally performed well during the first quarter of 2004. Similar to the first quarter of 2003, the Portfolio was overweight the industrials sector. During the first quarter of 2004, attractive valuations and positive secular business trends helped machinery, building products and airfreight stocks of the aforementioned sector advance higher.

In the first quarter of 2003, Boston Management began increasing the Portfolio's exposure to the energy sector, a change from its previous underweight stance versus the S&P 500. This allocation shift has aided performance, as oil exploration and other energy equipment and service names benefited from rising oil prices. Although the Portfolio's relative overweight of the financials sector contributed to its positive return during the quarter ended March 31, 2004, the sub-par performance of its commercial bank and capital market stocks hindered returns during the quarter. While Boston Management remained optimistic on the consumer, it slightly trimmed the Portfolio's relative overweight in the consumer discretionary and staples sectors. Portfolio holdings in leisure, retail, and personal products benefited from continued consumer spending driven by tax refunds, strong refinancing activity and increases in wages and salaries. The Portfolio maintained an underweight of the healthcare sector relative to the S&P 500 during the quarter ended March 31, 2004, but added to holdings of stronger quarterly performers such as healthcare equipment and service companies.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belrose Realty. As of March 31, 2004, real estate investments included majority interests in real estate joint ventures (the Real Estate Joint Ventures) and a portfolio of Partnership Preference Units that are affiliated with publicly traded real estate investment trusts (REITs). As of March 31, 2004, the estimated fair value of the Fund's real estate investments represented 24.7% of the Fund's total assets. Adjusting for the minority interest of the real estate operating company that is the principal minority investor in each Real Estate Joint Venture as of March 31, 2004, the Fund's real estate investments represented 28.3% of the Fund's net assets.

Like the quarter ended March 31, 2003, operations of Belrose Realty's Real Estate Joint Ventures were impacted by weak multifamily market fundamentals during the quarter ended March 31, 2004. Rental income from real estate operations decreased to approximately $16.2 million for the quarter ended March

31, 2004 compared to approximately $16.3 million for the quarter ended March 31, 2003, a decrease of $0.1 million or 1%. This decrease was due to reduced apartment rental rates, increased rent concessions and lower occupancy levels at properties owned by the Real Estate Joint Ventures, trends that continued from 2003.

Property operating expenses for Belrose Realty's Real Estate Joint Ventures were approximately $7.1 million for each of the quarters ended March 31, 2004 and March 31, 2003 (property operating expenses are before certain operating expenses of Belrose Realty of approximately $0.8 million for each of the quarters ended March 31, 2004 and March 31, 2003). The near-term outlook for multifamily property operations continues to be weak. While anticipated economic and employment growth is expected to lead to improvements over the longer term, significant employment growth has not yet occurred in most markets and low interest rates have contributed to continued apartment move-outs due to new home purchases and increased competition for new residents from ongoing development of new multifamily properties. As a result, Boston Management, Belrose Realty's manager, expects that real estate operating results in 2004 will continue to be similar to 2003's results.

At March 31, 2004, the estimated fair value of the real properties held through Belrose Realty was approximately $473.7 million compared to approximately $467.4 million at March 31, 2003, an increase of $6.3 million or 1%. The modest increase in estimated real property values at March 31, 2004 resulted from lower capitalization rates in a lower-return environment, which more than offset the impact on property values of lower near-term income expectations. Belrose Realty saw unrealized appreciation in the estimated fair value of its other real estate investments (which includes Real Estate Joint Ventures) of approximately $0.3 million during the quarter ended March 31, 2004 compared to approximately $0.8 million in unrealized appreciation during the quarter ended March 31, 2003.
During the quarter ended March 31, 2003, weak market conditions were also present, but changes in asset values for multifamily properties were generally modest as decreases in capitalization rates largely offset declining income level expectations.

On May 3, 2004, Belrose Realty entered into agreements to establish Deerfield Property Trust (Deerfield), form ProLogis Six Rivers Limited Partnership (in association with subsidiaries of other investment funds advised by Boston Management and ProLogis, a publicly-held REIT) (Six Rivers) and merge Six Rivers with Keystone Property Trust, a publicly-held REIT (Keystone). It is expected that the merger will be consummated during the third quarter of 2004, subject to the satisfaction of certain conditions precedent. Upon the ultimate consummation of the transactions, Belrose Realty will own an 80% interest in Deerfield and ProLogis will own a 20% interest in Deerfield. Deerfield will own a partnership interest in Six Rivers through which it will own 100% of the economic interest in certain industrial properties acquired through the merger of Six Rivers and Keystone and valued at approximately $200 million at the date of acquisition. Prologis, or an affiliate thereof, will manage the properties. It is anticipated that Keystone's existing direct fixed-rate obligations will be retired after the merger date. It is anticipated that first mortgage financing estimated to be 60-65% of the property value will be obtained in connection with the acquisition and will be secured by the properties. There can be no assurance that the conditions precedent to the consummation of the transactions described above will be satisfied or that the financing required to acquire the properties will be obtained.

During the quarter ended March 31, 2004, Belrose Realty experienced scheduled redemptions of certain of its Partnership Preference Units totaling approximately $19.6 million, recognizing a gain of $3.0 million on the transactions. During the quarter ended March 31, 2004, Belrose Realty also acquired interests in additional Partnership Preference Units (including acquisitions from other investment funds advised by Boston Management) totaling approximately $44.5 million. At March 31, 2004, the estimated fair value of the Partnership Preference Units totaled $80.9 million compared to $54.8 million at March 31, 2003, an increase of $26.1 million or 48%. The increase in value was due to the increase in the number of Partnership Preference Units held at March 31, 2004. In the current low interest rate environment, issuers have been redeeming Partnership Preference Units as Belrose Realty's call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding
Partnership Preference Units held by Belrose Realty during the quarter ended March 31, 2003 were no longer held at March 31, 2004. Boston Management expects this trend to continue through 2004.

The Fund saw unrealized depreciation in the estimated fair value of its Partnership Preference Units of approximately $3.8 million during the quarter ended March 31, 2004 compared to unrealized appreciation of approximately $5.0 million for the quarter ended March 31, 2003. For the quarter ended March 31, 2004, net unrealized depreciation of $3.8 million consisted of approximately $1.4 million of unrealized depreciation as a result of decreases in per unit values of the Partnership Preference Units held by Belrose Realty at March 31, 2004 (as described above), and approximately $2.4 million of unrealized depreciation resulting from the reclassification of previously recorded unrealized appreciation as realized gains due to sales of Partnership Preference Units during the quarter ended March 31, 2004. During the quarter ended March

31, 2003, Belrose Realty's investments in Partnership Preference Units generally
benefited   from   declining   interest   rates  and   tightening   spreads   in
income-oriented securities, particularly in real estate-related securities.

Distributions from Partnership Preference Units for the quarter ended March 31, 2004 totaled $2.8 million compared to $1.0 million for the quarter ended March 31, 2003, an increase of $1.8 million. The increase was due to the larger number of Partnership Preference Units held during the quarter ended March 31, 2004.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended March 31, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $5.4 million, compared to net realized and unrealized losses of $1.7 million for the quarter ended March 31, 2003. Net realized and unrealized losses on swap agreements for the quarter ended March 31, 2004 consisted of $4.4 million of unrealized depreciation due to changes in swap agreement valuations and $1.0 million of periodic payments made pursuant to outstanding swap agreements (and classified as realized losses on interest rate swap agreements). For the quarter ended March 31, 2003, the Fund had unrealized depreciation of $0.6 million due to swap agreement valuation changes and $1.1 million of swap agreement periodic payments. The impact on Fund performance from changes in swap agreement valuations for the quarter ended March 31, 2004 was attributable to a decline in swap rates during the period. During the quarter ended March 31, 2003, relevant swap rates were substantially unchanged resulting in minimal impact on Fund performance from changes in swap agreement valuations during the period.

(b)  LIQUIDITY AND CAPITAL RESOURCES.
-------------------------------------

OUTSTANDING BORROWINGS. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's equity in its real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of March 31, 2004, the Fund had outstanding borrowings of $216.0 million and unused loan commitments of $54.9 million under the Credit Facility. On March 16, 2004, the Fund amended its loan agreement with DrKW Holdings, Inc. to establish a borrowing limit of $216.0 million under that agreement.

On May 3, 2004, Belrose Realty entered an agreement to establish and acquire a majority interest in a Real Estate Joint Venture, Deerfield. Belrose Realty's acquisition of its interest in Deerfield is expected to occur in the third quarter of 2004. Deerfield is expected to indirectly own industrial properties with a value of approximately $200 million at acquisition. Belcrest Realty will own 80% of the interests in Deerfield. The amount of Belrose Realty's net investment in Deerfield will depend in part on the terms of the anticipated mortgage financing to be obtained for the real estate assets, closing costs and other consideration. The Fund plans to increase its borrowings under the existing Credit Facility to fund its equity in Deerfield and has begun discussions with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. in anticipation of its investment in Deerfield.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread plus one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2004, the unrealized depreciation related to the interest rate swap agreements was approximately $2.9 million. As of March 31, 2003, the unrealized depreciation related to the interest rate swap agreements was approximately $12.2 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

INTEREST RATE RISK. The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of its borrowings under the Credit Facility used to acquire Belrose Realty's equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund's interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

                            Interest Rate Sensitivity
                        Cost, Principal (Notional) Amount
                    by Contractual Maturity and Callable Date
                     for the Twelve Months Ended March 31,*

                                                                                               Estimated
                             2005        2006-2009      Thereafter           Total             Fair Value
------------------------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
------------------------
Long-term debt:
------------------------
Fixed-rate mortgages                                    $344,219,483       $344,219,483        $405,400,000
Average interest rate                                           7.53%              7.53%
------------------------
Variable-rate Credit
Facility                                                $216,000,000       $216,000,000        $216,000,000
Average interest rate                                           1.39%              1.39%
------------------------------------------------------------------------------------------------------------
Rate sensitive
derivative financial
instruments:
------------------------
Pay fixed/receive
variable interest rate
swap agreements                                         $152,838,000       $152,838,000        $ (2,940,460)
Average pay rate                                                4.10%              4.10%
Average receive rate                                            1.39%              1.39%
------------------------------------------------------------------------------------------------------------
Rate sensitive
investments:
------------------------
Fixed-rate Partnership
Preference Units:
------------------------
Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units,
Callable 12/31/09,
Current Yield: 7.58%                                     $16,616,170       $ 16,616,170        $ 20,776,840

Kilroy Realty, L.P.,
7.45% Series A
Cumulative Redeemable
Preferred Units,
Callable 9/30/09,
Current Yield: 7.82%                                     $15,898,220       $ 15,898,220        $ 19,064,520

Liberty Property L.P.,
9.25% Series B
Cumulative Redeemable
Preferred Units,
Callable 7/28/04,
Current Yield: 9.06%      $18,130,840                                      $18,130,840         $ 17,871,000

PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 6.90%                                     $26,399.900       $26,399,900         $ 23,180,000

* The investments listed reflect holdings as of March 31, 2004. The Fund's current holdings may differ.

ITEM 4.  CONTROLS AND PROCEDURES.
---------------------------------

Eaton Vance, as the Fund's manager, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Fund's disclosure controls and procedures were effective. There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
--------------------------------------------------------------------------------

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2003, shares of the Fund may be redeemed by Shareholders on any business day. Redemptions are met at the net asset value per share of the Fund (less any applicable redemption fee). The right to redeem is available to all Shareholders and all outstanding Fund shares are eligible (except for shares subject to an estate freeze election as described in Item 5 of the Fund's Report on Form 10-K for the fiscal year ending December 31, 2003). During each month in the quarter ended March 31, 2004, the total number of shares redeemed and the average price paid per share were as follows:

                          Total No. of Shares    Average Price Paid Per
  Month Ended                  Redeemed(1)                Share
-------------------------------------------------------------------------
  January 31, 2004                 0                    $   --
-------------------------------------------------------------------------
  February 29, 2004            2,783.858                $97.45
-------------------------------------------------------------------------
  March 31, 2004               57,362.723               $94.47
-------------------------------------------------------------------------
  Total                        60,146.581               $94.66
-------------------------------------------------------------------------
(1) All shares redeemed during the periods were redeemed at the option of Shareholders pursuant to the Fund's redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of Shareholders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the three months ended March 31, 2004.

ITEM 5.  OTHER INFORMATION.
---------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
------------------------------------------

(a)  The following is a list of all exhibits filed as part of this Form 10-Q:

4.1(b) Amendment No. 2 dated March 16, 2004 to the Loan and Security Agreement between Belrose Capital Fund LLC and DrKW Holdings, Inc.

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on May 10, 2004.





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

                                 EXHIBIT INDEX
                                 -------------

4.1(b) Amendment No. 2 dated March 16, 2004 to the Loan and Security Agreement between Belrose Capital Fund LLC and DrKW Holdings, Inc.

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