Form 10-K/A
period 2003-12-31
BELROSE CAPITAL FUND LLC
filed 2004-06-30
CIK 1170304

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

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

                           Incorporation by Reference:
                           ---------------------------

                                      None.

                    The Exhibit Index is located on page 69.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the Amendment) is being filed to amend the Annual Report on Form 10-K of Belrose Capital Fund LLC (the Fund) for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 15, 2004 (the Original 10-K). The purpose of the Amendment is (i) to state that the Estimated Fair Value of instruments included in the table in Item 7A is at December 31, 2003, (ii) to amend Item 8 and Item 15, and
(iii) to include audited consolidated financial statements for the Fund prepared in accordance with the requirements of Rules 3-01 and 3-02 of Article 3 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The audited consolidated financial statements included in the Original 10-K were prepared in accordance with Rule 3-18 of Article 3 of Regulation S-X.

While only certain portions of the Original 10-K have been amended, for convenience and ease of reference the Fund is filing the entire Form 10-K in an amended and restated format. Unless stated otherwise, all information contained in the Amendment is as of December 31, 2003. We have not updated the disclosure contained in the Original 10-K to reflect any events that have occurred since that date.

                            Belrose Capital Fund LLC
                              Index to Form 10-K/A
Item                                                                       Page
                                     PART I
                                     ------

 1     Business............................................................  1
          Fund Overview....................................................  1
             Structure of the Fund.........................................  1
             Fund Management ..............................................  1
             The Fund's Offering...........................................  2

          The Fund's Investment in Belvedere Capital Fund Company LLC
          and Tax-Managed Growth Portfolio.................................  2
             Belvedere Company.............................................  2
             The Portfolio.................................................  2
             The Portfolio's Investment Objective and Policies.............  3
             The Portfolio's Tax-Sensitive Management Strategies...........  3

          The Fund's Real Estate Investments through Belrose Realty
          Corporation......................................................  4
             Real Estate Joint Venture Investments.........................  4
             Partnership Preference Units..................................  5
             Organization of Belrose Realty and the Real Estate
              Joint Ventures ..............................................  6

          Fund Borrowings..................................................  6
             Interest Rate Swap Agreements.................................  7

          The Eaton Vance Organization.....................................  7
             Conflicts of Interest ........................................  7

 2     Properties..........................................................  7

 3     Legal Proceedings...................................................  8

 4     Submission of Matters to a Vote of Security Holders.................  8

                                     PART II
                                     -------

 5     Determining Net Asset Value, Market for Fund Shares and
       Related Shareholder Matters.........................................  8
          Market Information, Restrictions on Transfers and Redemption
           of Shares.......................................................  8
             Transfers of Fund Shares......................................  8
             Redemption of Fund Shares.....................................  8
             Determining Net Asset Value ..................................  9
             Historic Net Asset Values .................................... 10
          Record Holders of Shares of the Fund............................. 10
          Distributions.................................................... 10
             Income and Capital Gain Distributions......................... 10
             Special Distributions......................................... 11

 6     Selected Financial Data............................................. 12
          Table of Selected Financial Data................................. 12

 7     Management's Discussion and Analysis of Financial Condition
       and Results of Operations........................................... 12
          Results of Operations............................................ 12
             Performance of the Fund....................................... 13
             Performance of the Portfolio.................................. 13
             Performance of Real Estate Investments........................ 14
             Performance of Interest Rate Swap Agreements.................. 15
          Liquidity and Capital Resources.................................. 15
             Outstanding Borrowings........................................ 15
             Liquidity..................................................... 15
          Off-Balance Sheet Arrangements................................... 16
          The Fund's Contractual Obligations............................... 16
          Critical Accounting Estimates ................................... 17

 7A    Quantitative and Qualitative Disclosures About Market Risk.......... 19
          Quantitative Information About Market Risk....................... 19
             Interest Rate Risk............................................ 19
          Qualitative Information About Market Risk........................ 20
             Risks Associated with Equity Investing........................ 20
             Risks of Investing in Foreign Securities...................... 20
             Risks of Certain Investment Techniques........................ 20
             Risks of Real Estate Investments.............................. 21
             Risks of Interest Rate Swap Agreements........................ 23
             Risks of Leverage............................................. 23

 8     Financial Statements and Supplementary Data......................... 24

 9     Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosures................................ 24

 9A    Controls and Procedures............................................. 25

                                    PART III
                                    --------

10     Directors and Executive Officers.................................... 25
          Management....................................................... 25
          Compliance with Section 16(a) of the Securities Exchange Act of 1934......................................................... 26
          Code of Ethics................................................... 26

11     Executive Compensation...............................................26

12     Security Ownership of Certain Beneficial Owners and Management...... 26
          Security Ownership of Certain Beneficial Owners.................. 26
          Security Ownership of Management................................. 27
          Changes in Control............................................... 27

13     Certain Relationships and Related Transactions...................... 27
          The Fund's Investment Advisory and Administrative Fee............ 27
          Belrose Realty's Management Fee.................................. 27
          The Portfolio's Investment Advisory Fee.......................... 28
          Servicing Fees Paid by the Fund.................................. 28
          Servicing Fees Paid by Belvedere Company ........................ 28
          Distribution Fees Paid to EV Distributors........................ 28

          Redemption Fees.................................................. 28
          Selling Commissions.............................................. 28
          Certain Real Estate Investment Transactions...................... 29

14     Principal Accountant Fees and Services.............................. 29

                                     PART IV
                                     -------

15     Exhibits, Financial Statements and Reports on Form 8-K.............. 29

APPENDIX A................................................................. 31

FINANCIAL STATEMENTS....................................................... 32

SIGNATURES................................................................. 68

EXHIBIT INDEX.............................................................. 69

                                     PART I
                                     ------

ITEM 1. BUSINESS.
-----------------

FUND OVERVIEW. The Fund is a private investment company organized by Eaton Vance Management (Eaton Vance) to provide diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected public companies. The Fund's investment objective is to achieve long-term, after-tax returns for persons who have invested in the Fund (Shareholders). The Fund, a Delaware limited liability company, commenced its investment operations on March 19, 2002. Limited liability company interests of the Fund (Shares) were issued to Shareholders at six closings during 2002 and 2003. At each Fund closing, the Fund accepted contributions of stock from investors in exchange for Shares of the Fund. The Fund discontinued offering Shares on February 19, 2003 and, while the Fund is not prohibited from doing so, no future offering is anticipated. As of December 31, 2003, the Fund had net assets of approximately $1.6 billion.

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

The Fund is registered under the Securities Exchange Act of 1934, as amended, (the 1934 Act) and files periodic reports (such as reports on Form 10-Q and Form 10-K) thereunder. Copies of the reports filed by the Fund are available: at the public reference room of the Securities and Exchange Commission (SEC) in Washington, DC (call 1-202-942-8090 for information on the operation of the public reference room); on the EDGAR Database on the SEC's Internet site (http:// www.sec.gov); or, upon payment of copying fees, by writing to the SEC's public reference section, Washington, DC 20549-0102, or by electronic mail at publicinfo@sec.gov. The Fund does not have a website. The Fund intends to provide Shareholders with an annual and semiannual report containing the Fund's consolidated financial statements, audited by the Fund's independent auditor in the case of the annual report.

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

In the future, Belrose Realty may invest in other types of real estate investments, such as interests in real properties subject to long-term leases (Net Leased Properties). Belrose Realty may purchase real estate investments from, and sell them to, other investment funds sponsored by the Eaton Vance organization and REIT subsidiaries of such investment funds that are similar to Belrose Realty. Certain of the Partnership Preference Units acquired by Belrose Realty at during 2003 were acquired from one such REIT subsidiary. See "Certain Real Estate Investment Transactions" in Item 13.

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

ITEM 2. PROPERTIES.
-------------------

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

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

Although  in the  ordinary  course of  business,  the Fund,  Belrose  Realty and
Belrose Realty's controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

                                     PART II
                                     -------

ITEM 5. DETERMINING NET ASSET VALUE, MARKET FOR FUND SHARES AND RELATED SHAREHOLDER MATTERS.
--------------------------------------------------------------------------------

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

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

TABLE OF SELECTED FINANCIAL DATA. The consolidated data referred to below reflects the Fund's historical results for the year ended December 31, 2003, and for the period from March 19, 2002 through December 31, 2002. The following information should be read in conjunction with all of the consolidated financial statements and related notes incorporated by reference into Item 8. The other consolidated data referred to below is as of each period end.

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

---------------------------
(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost. Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Performance is for the stated time period only; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500. It is not possible to invest directly in an Index.

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

(c) OFF-BALANCE SHEET ARRANGEMENTS.
------------------------------------

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

(d) THE FUND'S CONTRACTUAL OBLIGATIONS.
----------------------------------------

The following table sets forth the amounts of payments due under the specified contractual obligations outstanding on December 31, 2003:

                                                                        Payments due:
-------------------------------------------------------------------------------------------------------------------
Type of Obligation                        Total     Less than 1 Year    1-3 Years     3-5 Years   More than 5 Years
-------------------------------------------------------------------------------------------------------------------
Long Term Debt:
  Mortgage Debt(1)                     $344,219,483    $       --      $        --   $        --    $344,219,483
  Borrowings under Credit Facility(2)  $183,300,000    $       --      $        --   $        --    $183,300,000
Purchase Obligations(3)
Other Long Term Liabilities:
  Interest Rate Swap Agreements(4)     $ 40,634,108    $6,268,575      $12,537,151   $12,537,151    $  9,291,231
-------------------------------------------------------------------------------------------------------------------
Total                                  $568,153,591    $6,268,575      $12,537,151   $12,537,151    $536,810,714
-------------------------------------------------------------------------------------------------------------------

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

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

                            Interest Rate Sensitivity
                        Cost, Principal (Notional) Amount
                    by Contractual Maturity and Callable Date
                    for the Twelve Months Ended December 31,*

                                                                                 Estimated
                                                                               Fair Value at
                                                                                December 31,
                           2004      2005-2008   Thereafter        Total            2003
----------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
------------------------
Long-term debt:
------------------------
Fixed-rate mortgages                            $344,219,483   $344,219,483     $393,000,000
Average interest rate                                   7.53%          7.53%
------------------------
Variable-rate Credit
Facility                                        $183,300,000   $183,300,000     $183,300,000
Average interest rate                                   1.42%          1.42%
----------------------------------------------------------------------------------------------
Rate sensitive derivative
financial instruments:
------------------------
Pay fixed/receive
variable interest rate
swap agreements                                 $152,838,000   $152,838,000     $  1,423,867
Average pay rate                                        4.10%          4.10%
Average receive rate                                    1.42%          1.42%
----------------------------------------------------------------------------------------------
Rate sensitive
investments:
------------------------
Fixed-rate Partnership
Preference Units:
------------------------
Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units,
Callable 2/6/03,
Current Yield:
8.17%(1)              $16,616,170                            $ 16,616,170     $ 19,272,880


Kilroy Realty, L.P.,
8.075% Series A
Cumulative Redeemable
Preferred Units,
Callable 2/06/03,
Current Yield: 8.75%    $15,898,220                            $ 15,898,220     $ 18,457,880

Prentiss Properties
Acquisition Partners,
L.P., 8.30% Series B
Cumulative Redeemable
Perpetual Preferred
Units, Callable
6/25/03, Current
Yield: 8.45%            $16,519,510                            $ 16,519,510     $ 18,986,976

* The investments listed reflect holdings as of December 31, 2003. The Fund's current holdings may differ.

(1)  On January 8, 2004, the call date was changed to 12/31/09.

(b) QUALITATIVE INFORMATION ABOUT MARKET RISK.
-----------------------------------------------

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

The Fund's consolidated financial statements for the year ended December 31, 2003, together with the auditors' report thereon, appearing on pages 32 through 67 hereof, are incorporated herein by reference. The Portfolio's audited financial statements for the year ended December 31, 2003 accompany the Fund's consolidated financial statements and are also incorporated herein by reference. The following is a summary of unaudited quarterly results of operations of the Fund for the year ended December 31, 2003 and the period from March 19, 2002 through December 31, 2002.

                                                    2003
                       ---------------------------------------------------------
                           First         Second         Third       Fourth
                          Quarter        Quarter       Quarter      Quarter
                       ---------------------------------------------------------
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


                                                    2002
                       ---------------------------------------------------------
                           First         Second          Third        Fourth
                         Quarter(3)      Quarter        Quarter       Quarter
                       ---------------------------------------------------------
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

(1)  Based on average Shares outstanding.
(2) Net investment income is presented without reduction for interest expense on swap agreements. Such amounts were previously presented as a reduction to net investment income. For the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, interest expense on swap agreements in the amount of $1,051,283, $1,131,355 and $1,189,097 is presented as a realized loss (see Note 2 to the Fund's consolidated financial statements incorporated herein by reference).
(3) For the period from the start of business, March 19, 2002, to March 31, 2002.
(4) Net investment income is presented without reduction for interest expense on swap agreements. Such amounts were previously presented as a reduction to net investment income. For the period from the start of business, March 19, 2002, to March 31, 2002 and the quarters ended June 30, 2002, September 30, 2002 and December 31, 2002 interest expense on swap agreements in the amount of $39,587, $414,122, $682,741 and $908,223, respectively, is presented as a realized loss (see Note 2 to the Fund's consolidated financial statements incorporated herein by reference).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
--------------------------------------------------------------------------------

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

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.
------------------------------------------

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

(b) COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.
-------------------------------------------------------------------------

Section 16(a) of the 1934 Act requires the Fund's officers and directors and persons who own more than ten percent of the Fund's Shares to file forms reporting their affiliation with the Fund and reports of ownership and changes in ownership of the Fund's Shares with the SEC. Eaton Vance, as manager of the Fund, and the Directors and executive officers of Eaton Vance, Inc., the sole trustee of Eaton Vance, also comply with Section 16(a). These persons and entities are required by SEC regulations to furnish the Fund with copies of all
Section 16(a) forms they file. To the best of the Fund's knowledge, based solely on a review of the copies of such reports furnished to the Fund, during the year ended December 31, 2003 all Section 16(a) filing requirements applicable to such persons and entities were complied with for such year, except that each of James
B. Hawkes, Alan R. Dynner and William S. Steul, in their capacities as Directors and/or executive officers of Eaton Vance, Inc., and Thomas E. Faust Jr. and Michelle A. Alexander, officers of the Fund, and Eaton Vance failed to file one Form 3. Each such Form 3 reported no transactions in Fund Shares.

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

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

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

CHANGES IN CONTROL. Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The table below sets forth the fees, paid or payable by, or allocable to, the Fund and Belrose Realty for the year ended December 31, 2003 and the period from March 19, 2002 through December 31, 2002 in connection with services rendered by Eaton Vance and its affiliates. Each fee is described following the table.

                                              Year ended         Period ended
                                           December 31, 2003   December 31, 2002
--------------------------------------------------------------------------------
Fund Advisory and Administrative Fees*        $  922,781         $  344,298
--------------------------------------------------------------------------------
Belrose Realty Management Fees*               $2,639,629         $1,270,746
--------------------------------------------------------------------------------
Fund's Allocable Portion of the Portfolio's
Advisory Fees**                               $6,267,847         $2,454,868
--------------------------------------------------------------------------------
Fund Servicing Fees                           $1,385,329         $  519,494
--------------------------------------------------------------------------------
Fund's Allocable Portion of Belvedere
 Company's Servicing Fees                     $2,149,331         $  844,993
--------------------------------------------------------------------------------
Fund Distribution Fees*                       $1,415,111         $  548,124
--------------------------------------------------------------------------------
Redemption Fees paid by Redeeming
 Shareholders                                 $  139,527         $   91,020
--------------------------------------------------------------------------------
Aggregate Compensation Paid by the
 Fund to Eaton Vance and its Affiliates       $4,977,521         $2,163,168
--------------------------------------------------------------------------------
* Boston Management has agreed to waive the portion of the investment advisory and administrative fee payable by the Fund to the extent that such fee, together with the distribution fee payable by the Fund and the Fund's attributable share of the investment advisory and management fees payable by the Portfolio and Belrose Realty, respectively, exceeds 0.60% of the average daily gross assets of the Fund. The amount shown reflects this waiver by Boston Management.

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

CERTAIN REAL ESTATE INVESTMENT TRANSACTIONS. During the year ended December 31, 2003, Belrose Realty acquired Partnership Preference Units of one issuer from Belmar Realty Corporation (Belmar), a REIT subsidiary of another investment fund managed by Eaton Vance and advised by Boston Management, for approximately $8.0 million. Belmar realized a gain of approximately $639,000 on the transaction. The purchase price for such Partnership Preference Units was determined in good faith by Boston Management after consideration of factors, data and information that it considered relevant

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
------------------------------------------------

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

                                     PART IV
                                    -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.
----------------------------------------------------------------

(a) The following is a list of all financial statements filed as a part of this report:

     (i)  Consolidated Portfolios of Investments as of December 31, 2003

          Consolidated Portfolios of Investments as of December 31, 2002

          Consolidated Statements of Assets and Liabilities as of December 31, 2003 and December 31, 2002

          Consolidated Statements of Operations for the year ended December 31, 2003 and for the period from the start of business, March 19, 2002 to December 31, 2002

          Consolidated Statements of Changes in Net Assets for the year ended December 31, 2003 and the period from the start of business, March 19, 2002 to December 31, 2002

          Consolidated Statements of Cash Flows for the year ended December 31, 2003 and the period from the start of business, March 19, 2002 to December 31, 2002

          Financial Highlights for the year ended December 31, 2003 and the period from the start of business, March 19, 2002 to December 31, 2002

          Notes to Consolidated Financial Statements

          Independent Auditors' Report dated March 5, 2004

     (ii) Portfolio of Investments of Tax-Managed Growth Portfolio as of December 31, 2003

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

          Independent Auditors' Report dated February 20, 2004

(b)       Reports on Form 8-K:

                    None.

(c) A list of the exhibits filed as a part of this Form 10-K is included in the Exhibit Index appearing on page 69 hereof.

BELROSE 2003

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

BELROSE CAPITAL FUND LLC

CONSOLIDATED PORTFOLIOS OF INVESTMENTS
AS OF DECEMBER 31, 2003

INVESTMENT IN BELVEDERE CAPITAL FUND COMPANY LLC -- 75.3%

SECURITY                                              SHARES       VALUE
--------------------------------------------------------------------------------
Investment in Belvedere Capital Fund
 Company LLC (Belvedere Capital)                    10,478,270   $ 1,640,828,100
--------------------------------------------------------------------------------

TOTAL INVESTMENT IN BELVEDERE CAPITAL
 (IDENTIFIED COST, $1,470,171,002)                               $ 1,640,828,100
--------------------------------------------------------------------------------

PARTNERSHIP PREFERENCE UNITS -- 2.6%


SECURITY                                               UNITS       VALUE
--------------------------------------------------------------------------------
Essex Portfolio, L.P. (California Limited
Partnership affiliate of Essex Property Trust,
Inc.), 7.875% Series B Cumulative
Redeemable Preferred Units, Callable from
2/6/03+(1)(2)                                          400,000   $ 19,272,880

Kilroy Realty, L.P. (Delaware Limited Partnership
affiliate of Kilroy Realty Corporation), 8.075%
Series A Cumulative Redeemable Preferred
Units, Callable from 2/6/03+(1)                        400,000     18,457,880

Prentiss Properties Acquisition Partners, L.P.
(Delaware Limited Partnership affiliate of
Prentiss Properties Trust), 8.30% Series B
Cumulative Redeemable Perpetual Preferred
Units, Callable from 6/25/03+(1)                       386,464     18,986,976
--------------------------------------------------------------------------------

TOTAL PARTNERSHIP PREFERENCE UNITS
 (IDENTIFIED COST, $49,033,900)                                  $ 56,717,736
--------------------------------------------------------------------------------

OTHER REAL ESTATE INVESTMENTS -- 21.7%


DESCRIPTION                                                          VALUE
--------------------------------------------------------------------------------
Rental property(1)(3)                                            $473,491,403
--------------------------------------------------------------------------------

TOTAL OTHER REAL ESTATE INVESTMENTS
   (IDENTIFIED COST, $473,683,334)                               $473,491,403
--------------------------------------------------------------------------------


SHORT-TERM INVESTMENTS -- 0.4%

                                                 PRINCIPAL
                                                 AMOUNT
                                                 (000'S
SECURITY                                         OMITTED)             VALUE
--------------------------------------------------------------------------------
Investors Bank & Trust Company -
Time Deposit, 1.01%, 1/2/04                      $ 7,614         $    7,614,214
--------------------------------------------------------------------------------

TOTAL SHORT-TERM INVESTMENTS
 (AT AMORTIZED COST, $7,614,214)                                 $    7,614,214
--------------------------------------------------------------------------------

TOTAL INVESTMENTS -- 100.0%
 (IDENTIFIED COST, $2,000,502,450)                               $2,178,651,453
--------------------------------------------------------------------------------

                 See notes to consolidated financial statements

BELROSE CAPITAL FUND LLC

CONSOLIDATED PORTFOLIOS OF INVESTMENTS CONT'D
AS OF DECEMBER 31, 2002

INVESTMENT IN BELVEDERE CAPITAL FUND COMPANY LLC -- 71.1%



SECURITY                                  SHARES          VALUE
--------------------------------------------------------------------
Investment in Belvedere Capital Fund
Company LLC (Belvedere Capital)           9,897,495   $1,264,314,536
--------------------------------------------------------------------
TOTAL INVESTMENT IN BELVEDERE CAPITAL
   (IDENTIFIED COST, $1,382,049,876)                  $1,264,314,536
--------------------------------------------------------------------

PARTNERSHIP PREFERENCE UNITS -- 2.4%


SECURITY                                      UNITS           VALUE
--------------------------------------------------------------------------
Essex Portfolio, L.P. (California
Limited Partnership affiliate of Essex
Property Trust, Inc.), 7.875% Series B
Cumulative Redeemable Preferred Units,
Callable from 2/6/03+(1)                        400,000   $ 17,168,880

Kilroy Realty, L.P. (Delaware Limited
Partnership affiliate of Kilroy Realty
Corporation), 8.075% Series A Cumulative
Redemable Preferred Units, Callable
from 2/6/03+(1)                                 200,000      8,111,940

Prentiss Properties Acquisition
Partners, L.P. (Delaware Limited
Partnership affiliate of Prentiss
Properties Trust), 8.30% Series B
Cumulative Redeemable Perpetual
Preferred Units, Callable
from 6/25/03+(1)                                386,464     16,568,485
--------------------------------------------------------------------------
TOTAL PARTNERSHIP PREFERENCE UNITS
   (IDENTIFIED COST, $41,000,300)                         $ 41,849,305
--------------------------------------------------------------------------

OTHER REAL ESTATE INVESTMENTS -- 26.5%


DESCRIPTION                                                VALUE
--------------------------------------------------------------------
Rental Property(1)(3)                                 $  470,597,295
--------------------------------------------------------------------
TOTAL OTHER REAL ESTATE INVESTMENTS
   (IDENTIFIED COST, $469,003,489)                    $  470,597,295
--------------------------------------------------------------------
TOTAL INVESTMENTS -- 100.0%
   (IDENTIFIED COST, $1,892,053,665)                  $1,776,761,136
--------------------------------------------------------------------

+ Security exempt from registration under the Securities Act of 1933. At December 31, 2003 and 2002, the value of these securities totaled $56,717,736 and $41,849,305, or 3.5% and 3.4% of net assets, respectively.

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

                 See notes to consolidated financial statements

BELROSE CAPITAL FUND LLC
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Assets                                                                  DECEMBER 31, 2003       DECEMBER 31, 2002
------------------------------------------------------------------------------------------------------------------
Investments, at value (identified cost, $2,000,502,450 and
   $1,892,053,665, respectively)                                          $ 2,178,651,453         $ 1,776,761,136
Cash                                                                            6,535,905               7,214,141
Escrow deposits -- restricted                                                   2,436,133               3,239,060
Distributions and interest receivable                                             400,960                 440,053
Other assets                                                                    3,660,997               3,553,337
Open interest rate swap agreements, at value                                    1,423,867                       -
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              $ 2,193,109,315         $ 1,791,207,727
------------------------------------------------------------------------------------------------------------------
Liabilities
------------------------------------------------------------------------------------------------------------------
Loan payable-Credit Facility                                              $   183,300,000         $   155,300,000
Mortgages payable                                                             344,219,483             344,219,483
Open interest rate swap agreements, at value                                            -              11,552,842
Distributions payable to minority shareholders                                     16,800                       -
Security deposits                                                                 968,110               1,012,016
Swap interest payable                                                              79,280                 129,883
Accrued expenses:
   Interest expense                                                             2,319,122               2,438,911
   Property taxes                                                               1,959,252               2,575,189
   Other expenses and liabilities                                               1,782,021               2,546,403
Minority interests in controlled subsidiaries                                  26,010,489              29,431,345
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                         $   560,654,557         $   549,206,072
------------------------------------------------------------------------------------------------------------------
NET ASSETS                                                                $ 1,632,454,758         $ 1,242,001,655
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' CAPITAL                                                     $ 1,632,454,758         $ 1,242,001,655
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
FUND SHARES OUTSTANDING                                                        17,032,796              16,160,271
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
NET ASSET VALUE AND REDEMPTION PRICE PER SHARE (NOTE 4)                   $         95.84         $         76.86
------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

BELROSE CAPITAL FUND LLC
CONSOLIDATED FINANCIAL STATEMENTS CONT'D

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          FOR THE YEAR ENDED   FOR THE PERIOD ENDED
Investment Income                                                                         DECEMBER 31, 2003      DECEMBER 31, 2002*
------------------------------------------------------------------------------------------------------------------------------------
Dividends allocated from Belvedere Capital
   (net of foreign taxes, $248,681 and $69,347, respectively)                                 $   21,290,041         $    7,907,555
Interest allocated from Belvedere Capital                                                            335,885                233,924
Expenses allocated from Belvedere Capital                                                         (8,692,174)            (3,413,514)
------------------------------------------------------------------------------------------------------------------------------------
Net investment income allocated from Belvedere Capital                                        $   12,933,752         $    4,727,965
Rental income                                                                                     64,679,823             37,921,512
Distributions from Partnership Preference Units                                                    4,591,951              1,714,294
Interest                                                                                             107,430                123,956
------------------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENT INCOME                                                                       $   82,312,956         $   44,487,727
------------------------------------------------------------------------------------------------------------------------------------
Expenses
------------------------------------------------------------------------------------------------------------------------------------
Investment advisory and administrative fees                                                   $    4,977,521         $    2,163,168
Property management fees                                                                           2,590,322              1,523,512
Distribution and servicing fees                                                                    2,800,440              1,067,618
Interest expense on mortgages                                                                     26,317,765             15,144,576
Interest expense on Credit Facility                                                                2,796,418              1,781,474
Property and maintenance expenses                                                                 17,974,998             10,136,354
Property taxes and insurance                                                                       8,068,145              4,686,889
Organizational expenses                                                                                    -                666,365
Miscellaneous                                                                                        979,238                969,112
------------------------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                                                $   66,504,847         $   38,139,068
------------------------------------------------------------------------------------------------------------------------------------
Deduct --
   Reduction of investment advisory and administrative fees                                   $    1,415,111         $      548,124
------------------------------------------------------------------------------------------------------------------------------------
NET EXPENSES                                                                                  $   65,089,736         $   37,590,944
------------------------------------------------------------------------------------------------------------------------------------
Net investment income before minority interests in net income of                              $   17,223,220         $    6,896,783
   controlled subsidiaries
Minority interests in net income of controlled subsidiaries                                       (1,943,578)            (1,465,099)
------------------------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                                                         $   15,279,642         $    5,431,684
------------------------------------------------------------------------------------------------------------------------------------
Realized and Unrealized Gain (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Net realized gain (loss) --
   Investment transactions from Belvedere Capital
      (identified cost basis)                                                                 $   19,117,006         $    7,233,500
   Investment transactions (identified cost basis)                                                   (14,942)                     -
   Interest rate swap agreements                                                                 (16,652,934)            (2,044,673)
------------------------------------------------------------------------------------------------------------------------------------
NET REALIZED GAIN                                                                             $    2,449,130         $    5,188,827
------------------------------------------------------------------------------------------------------------------------------------
Change in unrealized appreciation (depreciation) --
   Investment in Belvedere Capital (identified cost basis)                                    $  288,392,438         $ (117,735,340)
   Investments in Partnership Preference Units (identified cost basis)                             6,834,831                849,005
   Investment in other real estate (net of minority interests in unrealized (loss) gain
      of controlled subsidiaries of $(5,418,472) and $2,553,526, respectively)                     3,632,735               (959,720)
   Interest rate swap agreements                                                                  12,976,709            (11,552,842)
------------------------------------------------------------------------------------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)                                          $  311,836,713         $ (129,398,897)
------------------------------------------------------------------------------------------------------------------------------------
NET REALIZED AND UNREALIZED GAIN (LOSS)                                                       $  314,285,843         $ (124,210,070)
------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS                                         $  329,565,485         $ (118,778,386)
------------------------------------------------------------------------------------------------------------------------------------

* For the period from the start of business, March 19, 2002, to December 31, 2002.

                 See notes to consolidated financial statements

BELROSE CAPITAL FUND LLC
CONSOLIDATED FINANCIAL STATEMENTS CONT'D

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

Increase (Decrease)                                                 YEAR ENDED          PERIOD ENDED
 in Net Assets                                                  DECEMBER 31, 2003    DECEMBER 31, 2002*
--------------------------------------------------------------------------------------------------------
Net investment income                                             $    15,279,642       $     5,431,684
Net realized gain from investment transactions                          2,449,130             5,188,827
Net change in unrealized appreciation
   (depreciation) of investments                                      311,836,713          (129,398,897)
--------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS
   FROM OPERATIONS                                                $   329,565,485       $  (118,778,386)
--------------------------------------------------------------------------------------------------------
Transactions in Fund Shares --
   Investment securities contributed                              $    95,047,136       $ 1,378,394,239
   Less - Selling commissions                                            (325,083)           (6,404,936)
--------------------------------------------------------------------------------------------------------
   Net contributions                                              $    94,722,053       $ 1,371,989,303
   Net asset value of Fund Shares issued to Shareholders
       in payment of distributions declared                               348,050                     -
   Net asset value of Fund Shares redeemed                            (33,374,471)          (11,209,262)
--------------------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM FUND
   SHARE TRANSACTIONS                                             $    61,695,632       $ 1,360,780,041
--------------------------------------------------------------------------------------------------------
Distributions --
   Distributions to Shareholders                                  $      (808,014)      $             -
--------------------------------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                               $      (808,014)      $             -
--------------------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS                                        $   390,453,103       $ 1,242,001,655
--------------------------------------------------------------------------------------------------------
NET ASSETS
--------------------------------------------------------------------------------------------------------
AT BEGINNING OF YEAR                                              $ 1,242,001,655       $             -
--------------------------------------------------------------------------------------------------------
AT END OF YEAR                                                    $ 1,632,454,758       $ 1,242,001,655
--------------------------------------------------------------------------------------------------------

* For the period from the start of business, March 19, 2002, to December 31, 2002.

                 See notes to consolidated financial statements

BELROSE CAPITAL FUND LLC
CONSOLIDATED FINANCIAL STATEMENTS CONT'D

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED                   PERIOD ENDED
Increase (Decrease) in Cash                                                         DECEMBER 31, 2003            DECEMBER 31,2002*
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From (For) Operating Activities -
Net increase (decrease) in net assets from operations                               $     329,565,485            $    (118,778,386)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows for operating activities -
      Net investment income allocated from Belvedere Capital                              (12,933,752)                  (4,727,965)
      Decrease in escrow deposits                                                             802,927                    1,670,179
      (Increase) decrease in other assets                                                    (107,660)                     426,784
      Decrease (increase) in distributions and interest receivable                             39,093                     (440,053)
      (Decrease) increase in interest payable for open swap agreements                        (50,603)                     129,883
      (Decrease) increase in security deposits, accrued interest and accrued
         other expenses and liabilities                                                      (928,077)                     256,032
      (Decrease) increase in accrued property taxes                                          (615,937)                     580,812
      Purchases of Partnership Preference Units                                            (8,033,600)                 (41,000,300)
      Proceeds from sale of common stock                                                   10,140,535                            -
      Payments for investments in other real estate                                                 -                 (103,804,186)
      Cash assumed in connection with acquisition of other real estate                              -                    5,131,583
      Improvements to rental property                                                      (4,679,844)                  (2,192,281)
      Increase in short-term investments                                                   (7,614,214)                           -
      Net decrease (increase) in investment in Belvedere Capital                            1,651,419                     (565,008)
      Net interest incurred on interest rate swap agreements                               (4,477,357)                  (2,044,673)
      Payment for termination of interest rate swap agreements                            (12,175,577)                           -
      Increase in minority interest                                                                 -                      210,000
      Minority interests in net income of controlled subsidiaries                           1,943,578                    1,465,099
      Net realized gain from investment transactions                                       (2,449,130)                  (5,188,827)
      Net change in unrealized (appreciation) depreciation of investments                (311,836,713)                 129,398,897
------------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FOR OPERATING ACTIVITIES                                             $     (21,759,427)          $     (139,472,410)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From (For) Financing Activities -
   Proceeds from Credit Facility                                                    $      28,000,000           $      155,300,000
   Payments on behalf of investors (selling commissions)                                     (325,083)                  (6,404,936)
   Payments for Fund Shares redeemed                                                       (6,204,599)                  (2,338,426)
   Distributions paid to Shareholders                                                        (459,964)                           -
   Capital contributed to controlled subsidiaries                                              70,837                      129,913
------------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                            $      21,081,191           $      146,686,551
------------------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                                     $        (678,236)          $        7,214,141
------------------------------------------------------------------------------------------------------------------------------------
CASH AT BEGINNING OF YEAR                                                           $       7,214,141           $                -
------------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                                                 $       6,535,905           $        7,214,141
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE AND NON-CASH INVESTING AND FINANCING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------------
Securities contributed by Shareholders, invested in Belvedere Capital               $      95,047,136           $    1,378,394,239
Interest paid on loan - Credit Facility                                             $       2,852,392           $        1,384,304
Interest paid on mortgages                                                          $      25,904,530           $       12,782,797
Interest paid on swap agreements                                                    $       4,527,960           $        1,914,790
Market value of securities distributed in payment of redemptions                    $      27,169,872           $        8,870,836
Market value of common stock received from Belvedere Capital                        $      10,155,477           $                -
Market value of real property and other assets, net of current liabilities,
   assumed in conjunction with acquisition of other real estate                     $               -           $      482,302,817
Mortgages assumed in conjunction with acquisition of other real estate              $               -           $      344,219,483
------------------------------------------------------------------------------------------------------------------------------------

* For the period from the start of business, March 19, 2002, to December 31, 2002.

                 See notes to consolidated financial statements

BELROSE CAPITAL FUND LLC
CONSOLIDATED FINANCIAL STATEMENTS CONT'D

FINANCIAL HIGHLIGHTS

                                                                                YEAR ENDED                  PERIOD ENDED
                                                                                DECEMBER 31, 2003           DECEMBER 31, 2002*
------------------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of year                                             $          76.860           $         100.000
------------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------
Net investment income (6)                                                       $           0.897           $           0.621
Net realized and unrealized gain (loss)                                                    18.133                     (23.761)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL INCOME (LOSS) FROM OPERATIONS                                             $          19.030           $         (23.140)
------------------------------------------------------------------------------------------------------------------------------------

DISTRIBUTIONS
------------------------------------------------------------------------------------------------------------------------------------
Distributions to Shareholders                                                   $          (0.050)          $               -
------------------------------------------------------------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                                             $          (0.050)          $               -
------------------------------------------------------------------------------------------------------------------------------------

NET ASSET VALUE - END OF YEAR                                                   $          95.840           $          76.860
------------------------------------------------------------------------------------------------------------------------------------

TOTAL RETURN (1)                                                                            24.77%                     (23.14)%
------------------------------------------------------------------------------------------------------------------------------------

RATIOS
------------------------------------------------------------------------------------------------------------------------------------
RATIOS (AS A PERCENTAGE OF AVERAGE NET ASSETS) (5):
Expenses of Consolidated Real Property Subsidiaries
   Interest and other borrowing costs (7)                                                    1.51%                       2.11% (9)
   Operating expenses (7)                                                                    1.65%                       2.31% (9)
Belrose Capital Fund LLC Expenses
   Interest and other borrowing costs (4)(8)                                                 0.20%                       0.32% (9)
   Investment advisory and administrative fees,
      servicing fees and other Fund operating expenses (3)(4)                                1.12%                       1.36% (9)
                                                                                ----------------------------------------------------
Total expenses                                                                               4.48%                       6.10% (9)

Net investment income                                                                        1.08%                       0.98% (9)
------------------------------------------------------------------------------------------------------------------------------------
RATIOS (AS A PERCENTAGE OF AVERAGE GROSS ASSETS) (2)(5):
Expenses of Consolidated Real Property Subsidiaries
   Interest and other borrowing costs (7)                                                    1.14%                       1.50% (9)
   Operating expenses (7)                                                                    1.25%                       1.65% (9)
Belrose Capital Fund LLC Expenses
   Interest and other borrowing costs (4)(8)                                                 0.15%                       0.23% (9)
   Investment advisory and administrative fees,
      servicing fees and other Fund operating expenses (3)(4)                                0.84%                       0.97% (9)
                                                                                ----------------------------------------------------
Total expenses                                                                               3.38%                       4.35% (9)

Net investment income                                                                        0.81%                       0.70% (9)
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DATA
------------------------------------------------------------------------------------------------------------------------------------
Net assets, end of year (000's omitted)                                         $       1,632,455           $       1,242,002
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)                             15%                         23%
------------------------------------------------------------------------------------------------------------------------------------

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

                 See notes to consolidated financial statements

BELROSE CAPITAL FUND LLC

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

     Belrose Realty -- Belrose Capital owns 100% of the common stock issued by Belrose Realty and intends to hold all of Belrose Realty's common stock at all times. Additionally, 2,100 shares of preferred stock of Belrose Realty are outstanding at December 31, 2003 and 2002. The preferred stock has a par value of $0.01 per share and is redeemable by Belrose Realty at a redemption price of $100 per share after the occurrence of certain tax events or after December 31, 2005. Dividends on the preferred stock are cumulative and payable annually equal to $8 per share. The interest in preferred stock is recorded as minority interest on the Consolidated Statements of Assets and Liabilities.

     Bel Apartment -- Bel Apartment, a majority-owned subsidiary of Belrose Realty since March 2002, owns ten multi-family residential properties consisting of 2,530 units (collectively, the Bel Apartment Properties) located in seven states (Texas, Arizona, Georgia, North Carolina, Washington, Tennessee and Florida). The average occupancy rate was approximately 91% at December 31, 2003. Belrose Realty owns Class A units of Bel Apartment, representing 75% of the voting interests in Bel Apartment, and a minority shareholder (the Bel Apartment Minority Shareholder) owns Class B units, representing 25% of the voting interests in Bel Apartment. The Class B equity interest is recorded as minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belrose Realty has priority in distributions and has greater voting rights than the holder of the Class B units. Pursuant to a buy/sell agreement entered into at the time Bel Apartment was established, either Belrose Realty or the Bel Apartment Minority Shareholder can give notice after July 31, 2009 either to buy the other's equity interest in Bel Apartment or to sell its own equity interest in Bel Apartment.

     Katahdin -- Katahdin, a majority-owned subsidiary of Belrose Realty since May 2002, owns six multi-family residential properties consisting of 2,476 units (collectively, the Katahdin Properties) located in five states (Florida, North Carolina, New Mexico, Texas and Washington). The average occupancy rate was approximately 96% at December 31, 2003. Belrose Realty owns 100% of the Class A units of Katahdin and a minority shareholder (the Katahdin Minority Shareholder) owns 100% of the Class B units. The units of Katahdin entitled to board of managers' representation are currently owned 75% by Belrose Realty and 25% by the Katahdin Minority Shareholder. The
     Class B equity interest is recorded as minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belrose Realty has priority in distributions and has greater voting rights than the holder of the Class B units. Pursuant to a buy/sell agreement entered into at the time Katahdin was established, either Belrose Realty or the Katahdin Minority Shareholder can give notice after November 23, 2010 either to buy the other's equity interest in Katahdin or to sell its own equity interest in Katahdin.




     Bel Communities -- Bel Communities, a majority-owned subsidiary of Belrose Realty since October 2002, owns twelve multi-family residential properties consisting of 2,624 units (collectively, the Bel Communities Properties) located in eleven states (Texas, Arizona, Georgia, North Carolina,

     Washington, Tennessee, Minnesota, Maryland, Oregon, Oklahoma and Florida). The average occupancy rate was 93% at December 31, 2003. Belrose Realty owns Class A units of Bel Communities, representing 75% of the voting interests in Bel Communities, and a minority shareholder (the Bel Communities Minority Shareholder) owns Class B units, representing 25% of the voting interests in Bel Communities. The Class B equity interest is recorded as minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belrose Realty has priority in distributions and has greater voting rights than the holder of Class B units. Pursuant to a buy/sell agreement entered into at the time Bel Communities was established, either Belrose Realty or the Bel Communities Minority Shareholder can give notice after November 27, 2009 either to buy the other's equity interest in Bel Communities or to sell its own equity interest in Bel Communities.

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

     A PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Belrose Capital and its majority owned subsidiaries. Belrose Capital and Belrose Realty consolidate all investments in affiliates in which their ownership exceeds 50 percent. The accompanying consolidated financial statements include the accounts of Belrose Capital, Belrose Realty, Bel Apartment, Katahdin and Bel Communities (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

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

     Changes in the fair value of the Fund's investments are recorded as unrealized appreciation or depreciation in the Consolidated Statements of Operations.

     E INTEREST RATE SWAPS -- Belrose Capital has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, Belrose Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments from the counterparty that fluctuate with one-month LIBOR. Net interest paid and accrued or received and earned is recorded as realized gains or losses and changes in the underlying values of the swaps are recorded as unrealized appreciation (depreciation), each in the Consolidated Statements of Operations. Belrose Capital is exposed to credit loss in the event of non-performance by the swap counterparty. Risks may arise from the unanticipated movements in the value of interest rates.

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

     G INCOME -- Dividend income and distributions from Partnership Preference Units are recorded on the ex- dividend date and interest income is recorded on the accrual basis. Rental income is recorded on the accrual basis based upon the terms of the lease agreements.

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

     L RECLASSIFICATIONS -- Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

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










3    DISTRIBUTIONS TO SHAREHOLDERS

     Belrose Capital intends to distribute at the end of each year, or shortly thereafter, the amount of its net investment income for the year, if any, and 18% of the amount of its net realized capital gains for such year (reduced during the year ended December 31, 2003 from 22% to reflect the reduction in federal long-term capital gains tax rates), if any, other than precontribution gains allocated to a Shareholder in connection with a tender offer or other extraordinary event with respect to a security contributed by that Shareholder or such Shareholder's predecessor in interest. In addition, whenever a distribution in respect of a precontribution gain is made, Belrose Capital intends to make a supplemental distribution to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and supplemental distributions. Capital gain distributions that are made with respect to realized precontribution gains and the associated supplemental distributions (collectively, Special Distributions) will be made solely to the Shareholders to whom such realized precontribution gain is allocated. There were no Special Distributions paid or accrued during the year ended December 31, 2003 and for the period from the start of business, March 19, 2002, to December 31, 2002.

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

     Redemptions of Fund Shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of Fund Shares redeemed.
     The redemption fee is paid to Eaton Vance Distributors, Inc. (EV Distributors) by Belrose Capital on behalf of the redeeming Shareholder. No charge is levied on redemptions of Fund Shares acquired through the reinvestment of distributions, Fund Shares redeemed in connection with a tender offer or other extraordinary corporate event or Fund Shares redeemed following the death of all of the initial holders of the Fund Shares redeemed. In addition, no fee applies to redemptions made pursuant to a Systematic Redemption Plan, whereby a Shareholder can redeem up to 2% of Fund Shares held on a quarterly basis. EV Distributors received redemption fees of $139,527 and $91,020 for the year ended December 31, 2003 and for the period from the start of business, March 19, 2002, to December 31, 2002, respectively.

     In connection with the offering of Fund Shares, for the year ended December 31, 2003 and for the period from the start of business, March 19, 2002, to December 31, 2002, EV Distributors, the Placement Agent, received $325,083 and $6,404,936, respectively in selling commissions paid by Belrose Capital on behalf of Shareholders. EV Distributors, in turn, paid these amounts to the applicable subagent on behalf of Shareholders investing in Belrose Capital through such subagent. In addition, for the year ended December 31, 2003 and for the period from the start of business, March 19, 2002, to December 31, 2002, EV Distributors made payments to subagents from its own resources totaling $950,471 and $13,760,016, respectively, approximately equal to 1.0% of the value of investments in Belrose Capital made through subagents.

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

     The allocation of Belrose Capital's net asset value per Share of $95.84 as of December 31, 2003, between Preferred and Common Shares that have been restructured is as follows:


                               PER SHARE VALUE AT        PER SHARE VALUE AT
                               DECEMBER 31, 2003         DECEMBER 31, 2002*
                           -----------------------------------------------------
                             PREFERRED     COMMON     PREFERRED     COMMON
DATE OF CONTRIBUTION          SHARES       SHARES      SHARES       SHARES
--------------------------------------------------------------------------------
February 19, 2003             $74.80       $21.04      $     -      $     -
--------------------------------------------------------------------------------
*    There were no estate freeze participants at December 31, 2002.

5    INVESTMENT TRANSACTIONS

     The following table summarizes the Fund's investment transactions for the year ended December 31, 2003 and for the period from the start of business, March 19, 2002, to December 31, 2002:


                                              YEAR ENDED        PERIOD ENDED
INVESTMENT TRANSACTION                     DECEMBER 31, 2003  DECEMBER 31, 2002*
--------------------------------------------------------------------------------
Increases in investment in Belvedere
 Capital                                    $ 95,047,136      $ 1,389,421,823
Decreases in investment in Belvedere
 Capital(1)                                 $ 38,976,768      $    19,333,412
Acquisitions of other real estate(2)        $          -      $   103,804,186
Sale of common stock(1)                     $ 10,140,535      $             -
Purchase of Partnership Preference Units(2) $  8,033,600      $    41,000,300
--------------------------------------------------------------------------------
* For the period from the start of business, March 19, 2002, to December 31, 2002.

(1) Included in decreases in investment in Belvedere Capital for the year ended December 31, 2003 is the receipt of common stock through a redemption in-kind of $10,155,477. Belrose Capital subsequently sold the common stock during the year ended December 31, 2003 recognizing a loss of $14,942 on the transaction.

(2) Purchases of other real estate investments and Partnership Preference Units during the year ended December 31, 2003 and the period from the start of business, March 19, 2002 to December 31, 2002 represent amounts purchased from other funds sponsored by Eaton Vance Management (Eaton Vance).

6    INDIRECT INVESTMENT IN PORTFOLIO

     The following table summarizes the Fund's investment in the Portfolio through Belvedere Capital, for the year ended December 31, 2003 and for the period from the start of business, March 19, 2002, to December 31, 2002, including allocations of income, expenses and net realized and unrealized gains (losses) for the year and period then ended:

                                                                         YEAR ENDED           PERIOD ENDED
                                                                      DECEMBER 31, 2003    DECEMBER 31, 2002*
-------------------------------------------------------------------------------------------------------------
Belvedere Capital's interest in the Portfolio(1)                      $  11,100,012,615    $   8,753,268,522
The Fund's investment in Belvedere Capital(2)                         $   1,640,828,100    $   1,264,314,536
Income allocated to Belvedere Capital from the Portfolio              $     143,671,130    $      98,462,745
Income allocated to the Fund from Belvedere Capital                   $      21,625,926    $       8,141,479
Expenses allocated to Belvedere Capital from the Portfolio            $      43,085,940    $      32,901,573
Expenses allocated to the Fund from Belvedere Capital(3)              $       8,692,174    $       3,413,514
Net realized gain allocated to Belvedere Capital from the Portfolio   $     128,352,887    $      61,658,923
Net realized gain allocated to the Fund from Belvedere Capital        $      19,117,006    $       7,233,500
Change in unrealized appreciation (depreciation)
 allocated to Belvedere Capital from the Portfolio                    $   1,892,271,872    $  (2,373,856,566)
Change in unrealized appreciation (depreciation)
 allocated to the Fund from Belvedere Capital                         $     288,392,438    $    (117,735,340)
-------------------------------------------------------------------------------------------------------------

* For the period from the start of business, March 19, 2002, to December 31, 2002.

(1) As of December 31, 2003 and 2002, the value of Belvedere Capital's interest in the Portfolio represents 63.0% and 60.1% of the Portfolio's net assets, respectively.

(2) As of December 31, 2003 and 2002, the Fund's investment in Belvedere Capital represents 14.8% and 14.4% of Belvedere Capital's net assets, respectively.

(3) Allocated expenses include $6,481,012 and $2,547,591 of expenses allocated from the Portfolio, operating expenses of $61,831 and $20,930, and service fees of $2,149,331 and $844,993, for the year ended December 31, 2003 and for the period from the start of business March 19, 2002, to December 31, 2002, respectively (Note 9).

7    INTEREST RATE SWAP AGREEMENTS

     Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belrose Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at December 31, 2003 and 2002 are listed below.



              NOTIONAL                               INITIAL
              AMOUNT                                 OPTIONAL          FINAL            UNREALIZED             UNREALIZED
EFFECTIVE     (000'S       FIXED       FLOATING     TERMINATION     TERMINATION        APPRECIATION           DEPRECIATION
DATE          OMITTED)     RATE          RATE          DATE            DATE         AT DECEMBER 31, 2003   AT DECEMBER 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
  10/03       $ 31,588     4.180%    LIBOR + 0.30%     7/09            6/10             $  210,531            $          -
  10/03         37,943     4.160%    LIBOR + 0.30%    11/09            6/10                252,843                       -
  10/03         83,307     4.045%    LIBOR + 0.30%      -              6/10                960,493                       -
   3/02         35,136     5.660%    LIBOR + 0.38%      -              3/07                      -              (3,478,871)
   3/07         31,588     7.140%    LIBOR + 0.38%      -              7/09                      -              (1,134,349)
   5/02         32,966     5.159%    LIBOR + 0.38%      -              3/07                      -              (2,591,755)
   3/07         32,966     6.874%    LIBOR + 0.38%      -             11/10                      -              (1,309,376)
   7/02         29,588     4.540%    LIBOR + 0.38%      -              3/07                      -              (1,580,735)
   3/07         29,588     6.500%    LIBOR + 0.38%      -              7/09                      -                (683,659)
  10/02         36,631     3.550%    LIBOR + 0.38%      -              3/07                      -                (480,992)
   3/07         36,631     5.480%    LIBOR + 0.38%      -             11/09                      -                 (67,648)
  12/02          7,865     3.685%    LIBOR + 0.38%      -              3/07                      -                (146,897)
   3/07          7,865     5.727%    LIBOR + 0.38%      -              7/09                      -                 (78,560)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                   $1,423,867            $(11,552,842)
------------------------------------------------------------------------------------------------------------------------------------

     On October 1, 2003, new interest rate swap agreements were entered into to fix a portion of the cost of Belrose Capital's borrowings under the Credit Facility (Note 8B) established on July 15, 2003. Concurrently, all interest rate swap agreements outstanding on September 30, 2003 were terminated, resulting in realized losses of $12,175,577.

8    DEBT

     A  MORTGAGES  --  Rental  property  held  by  Belrose  Realty's  controlled subsidiaries is financed through mortgages issued to the controlled subsidiaries. The mortgages are secured by the rental property. The mortgages are generally without recourse to Belrose Realty and Belrose Capital, except, in the case of Bel Apartment and Bel Communities, for certain liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants, and liabilities arising from environmental conditions involving or affecting the rental property subject to the mortgages. Belrose Capital and Belrose Realty have received indemnification from each of the Bel Apartment Minority Shareholder and Bel Communities Minority Shareholder (Note 1B), as applicable for certain of such potential liabilities. The estimated fair value of the rental property securing the loans was $473,491,403 and

     $470,597,295 loans was at December 31, 2003 and 2002, respectively. Amounts outstanding at December 31, 2003 and 2002 are as follows:

                      ANNUAL    MONTHLY       BALANCE AT       BALANCE AT
                     INTEREST   INTEREST     DECEMBER 31,     DECEMBER 31,
MATURITY DATE          RATE     PAYMENT*         2003             2002
--------------------------------------------------------------------------------
May 1, 2010           8.330%   $  745,323    $107,369,483     $107,369,483
December 1, 2010      7.540%      760,283     121,000,000      121,000,000
June 1, 2011          6.765%      653,104     115,850,000      115,850,000
--------------------------------------------------------------------------------
                               $2,158,710    $344,219,483     $344,219,483
--------------------------------------------------------------------------------

* Mortgages provide for monthly payments of interest only through the respective maturity date, with the entire principal balance due on the respective maturity date.

     The estimated market value of the mortgage notes payable was approximately $393,000,000 at December 31, 2003 and 2002. The mortgage notes payable cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty or without the sale of the rental property financed by the mortgage notes payable. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable or sell the related rental property prior to the maturity date. The market value of the mortgages is based on estimates using discounted cash flow analysis and currently prevailing rates. Considerable judgment is necessary in interpreting market data to develop estimates of market value. The use of different assumptions or estimation methodologies may have a material effect on the estimated market value.

     B CREDIT FACILITY -- On July 15, 2003, Belrose Capital refinanced its credit facility with Merrill Lynch Mortgage Capital, Inc. with two new credit arrangements (collectively, the Credit Facility). The Credit Facility has a seven-year maturity and will expire on June 25, 2010. Belrose Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Apartment, Katahdin and Bel Communities.

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

     Borrowings under the Credit Facility have been used to purchase the Fund's interests in real estate investments, to pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes.

     The following table summarizes Belrose Capital's Credit Facility.

                                 AT DECEMBER 31, 2003   AT DECEMBER 31, 2002 (1)
                               -------------------------------------------------
Total Credit Facility                $ 234,000,000        $ 300,000,000
Borrowings outstanding               $ 183,300,000        $ 155,300,000
Outstanding letters of credit        $   2,080,452        $   2,667,011
                               -------------------------------------------------

(1) At December 31, 2002, Belrose Capital had a credit facility which included the ability to utilize letters of credit with Merrill Lynch Mortgage Capital, Inc. Interest on borrowed funds was based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.38% per annum and the fees on letters of credit were charged at a rate of 0.98% per annum. In addition, Belrose Capital paid a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment.

9    MANAGEMENT FEE AND OTHER TRANSACTIONS WITH AFFILIATES

     Belrose Capital and the Portfolio have engaged Boston Management as Investment Adviser. Under the terms of the advisory agreement with the Portfolio, Boston Management receives a monthly advisory fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the year ended December 31, 2003 and for the period from the start of business, March 19, 2002, to December 31, 2002, the advisory fee applicable to the Portfolio was 0.44% (annually) of average daily net assets.



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

     Pursuant to a servicing agreement between Belvedere Capital and EV Distributors, Belvedere Capital pays a servicing fee to EV Distributors for providing certain services and information to Shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets. Pursuant to a servicing agreement between Belrose Capital and EV Distributors, Belrose Capital pays a servicing fee to EV Distributors on a quarterly basis at an annual rate of 0.25% of Belrose Capital's average daily net assets, less Belrose Capital's allocated share of the servicing fee payable by Belvedere Capital.

     Management services for the real property held by Bel Apartment, Katahdin and Bel Communities are provided by an affiliate of each respective entity's Minority Shareholder (Note 1B). Each management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the manager in conjunction with managing each respective entity's properties (Note 1B).

     The table below sets forth the fees, paid or payable by, or allocable to, the Fund and Belrose Realty for the year ended December 31, 2003 and for the period from the start of business, March 19, 2002, to December 31, 2002 in connection with the services rendered by Eaton Vance, its affiliates, and affiliates of Belrose Realty's controlled subsidiaries.

                                                                         YEAR ENDED             PERIOD ENDED
                                                                         DECEMBER 31, 2003      DECEMBER 31, 2002*
------------------------------------------------------------------------------------------------------------------

Advisory fee allocated to Belvedere Capital from the Portfolio          $      41,671,111      $      31,748,787
Advisory fee allocated to the Fund from Belvedere Capital               $       6,267,847      $       2,454,868
Advisory and administrative fee and management fee                      $       4,977,521      $       2,163,168
Distribution fees                                                       $       1,415,111      $         548,124
Reduction of advisory and administrative fees                           $       1,415,111      $         548,124
Servicing fees allocated to Belvedere Capital from the Portfolio        $      14,288,579      $      10,956,348
Servicing fees allocated to the Fund from Belvedere Capital             $       2,149,331      $         844,993
Servicing fees                                                          $       1,385,329      $         519,494
Servicing fees paid or accrued to subagents                             $       1,471,244      $               -
Property management fees                                                $       2,590,322      $       1,523,512
     --------------------------------------------------------------------------------------------------------------

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





                                           TAX-
                                           MANAGED
     FOR THE YEAR ENDED                    GROWTH              REAL
     DECEMBER 31, 2003                     PORTFOLIO*          ESTATE            TOTAL
     ----------------------------------------------------------------------------------------------

     Revenue                               $      12,933,752   $    69,349,438   $       82,283,190
     Interest expense on mortgages                        --       (26,317,765)         (26,317,765)
     Interest expense on Credit Facility                  --        (2,572,705)          (2,572,705)
     Operating expenses                             (922,781)      (31,784,810)         (32,707,591)
     Minority interest in net income of
       controlled subsidiaries                            --        (1,943,578)          (1,943,578)
     ----------------------------------------------------------------------------------------------
     NET INVESTMENT INCOME                 $      12,010,971   $     6,730,580   $       18,741,551
     Net realized gain (loss)                     19,102,064       (16,652,934)           2,449,130
     Change in unrealized appreciation
       (depreciation)                            288,392,438        23,444,275          311,836,713
     ----------------------------------------------------------------------------------------------
     NET INCREASE IN NET ASSETS FROM
       OPERATIONS OF REPORTABLE SEGMENTS   $     319,505,473   $    13,521,921   $      333,027,394
     ----------------------------------------------------------------------------------------------


                                           TAX-
                                           MANAGED
     FOR THE PERIOD ENDED                  GROWTH              REAL
     DECEMBER 31, 2002(1)                  PORTFOLIO*          ESTATE            TOTAL
     ----------------------------------------------------------------------------------------------

     Revenue                               $       4,727,965     $  39,749,324      $    44,477,289
     Interest expense on mortgages                         -       (15,144,576)         (15,144,576)
     Interest expense on Credit Facility                   -        (1,692,400)          (1,692,400)
     Operating expenses                             (344,298)      (17,996,501)         (18,340,799)
     Minority interest in net income of
       controlled subsidiaries                             -        (1,465,099)          (1,465,099)
     ----------------------------------------------------------------------------------------------
     NET INVESTMENT INCOME                 $       4,383,667    $     3,450,748     $     7,834,415
     Net realized gain (loss)                      7,233,500         (2,044,673)          5,188,827
     Change in unrealized appreciation
       (depreciation)                           (117,735,340)       (11,663,557)       (129,398,897)
     -----------------------------------------------------------------------------------------------
     NET DECREASE IN NET ASSETS FROM
       OPERATIONS OF REPORTABLE SEGMENTS   $    (106,118,173)   $   (10,257,482)    $  (116,375,655)
     -----------------------------------------------------------------------------------------------

(1) For the period from the start of business, March 19, 2002, to December 31, 2002.

* Belrose Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

     The following table reconciles the segment information reported above to the consolidated financial statements for the periods indicated.

                                                                                         YEAR ENDED             PERIOD ENDED
                                                                                         DECEMBER 31, 2003      DECEMBER 31, 2002(1)
     ------------------------------------------------------------------------------------------------------------------------------
     Revenue:
        Revenue from reportable segments                                                 $      82,283,190      $      44,477,289
        Unallocated amounts:
           Interest earned on cash not invested in the
              Portfolio or in subsidiaries                                                          29,766                 10,438
     ------------------------------------------------------------------------------------------------------------------------------
     TOTAL REVENUE                                                                       $      82,312,956      $      44,487,727
     ------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in net assets from operations:
        Net increase (decrease) in net assets from operations of reportable segments     $     333,027,394      $    (116,375,655)
        Unallocated amounts:
           Interest earned on cash not invested in the
              Portfolio or in subsidiaries                                                          29,766                 10,438
        Unallocated amounts(2):
           Distribution and servicing fees                                                      (2,800,440)            (1,067,618)
           Interest expense on Credit Facility                                                    (223,713)               (89,074)
           Audit, tax and legal fees                                                              (294,771)              (503,175)
           Other operating expenses                                                               (172,751)              (753,302)
     ------------------------------------------------------------------------------------------------------------------------------
     TOTAL NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS                         $     329,565,485      $    (118,778,386)
     ------------------------------------------------------------------------------------------------------------------------------

(1) For the period from the start of business, March 19, 2002, to December 31, 2002.

(2) Unallocated amounts represent expenses incurred that pertain to the overall operation of Belrose Capital, and do not pertain to either operating segment.

                                 TAX-MANAGED GROWTH
AT DECEMBER 31, 2003                  PORTFOLIO*     REAL ESTATE      TOTAL
    ----------------------------------------------------------------------------
Segment assets                      $1,640,828,100  $544,254,775  $2,185,082,875
Segment liabilities                              -   533,483,765     533,483,765
--------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS   $1,640,828,100  $ 10,771,010  $1,651,599,11
--------------------------------------------------------------------------------


                              TAX-MANAGED GROWTH
AT DECEMBER 31, 2002               PORTFOLIO*     REAL ESTATE         TOTAL
-------------------------------------------------------------------------------
Segment assets                   $1,264,314,536   $524,810,142    $1,789,124,678
Segment liabilities                           -    542,037,048       542,037,048
--------------------------------------------------------------------------------
NET ASSETS (LIABILITIES) OF
 REPORTABLE SEGMENTS             $1,264,314,536   $(17,226,906)   $1,247,087,630
-------------------------------------------------------------------------------

* Belrose Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

     The following table reconciles the segment information reported above to the consolidated financial statements for the periods indicated:

                                      DECEMBER 31, 2003      DECEMBER 31, 2002
--------------------------------------------------------------------------------
Net Assets:
 Net assets of reportable segments      $1,651,599,110         $1,247,087,630
 Unallocated cash(1)                           412,226              2,083,049
 Short-term investments(1)                   7,614,214                      -
 Loan payable - Credit Facility(2)         (27,026,426)            (7,071,301)
 Other liabilities                            (144,366)               (97,723)
--------------------------------------------------------------------------------
TOTAL NET ASSETS                        $1,632,454,758         $1,242,001,655
--------------------------------------------------------------------------------

(1) Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.

(2) Unallocated amount of loan payable-Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

11   SUBSEQUENT EVENT (UNAUDITED)

     On January 14, 2004, the Fund made a distribution of $0.77 per share to Shareholders of record on January 13, 2004.

BELROSE CAPITAL FUND LLC
REPORT OF INDEPENDNT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS
OF BELROSE CAPITAL FUND LLC AND SUBSIDIARIES

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated portfolio of investments, of Belrose Capital Fund LLC and subsidiaries, (collectively, the Fund) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year ended December 31, 2003 and the period from the start of business, March 19, 2002 to December 31, 2002. These financial statements and the financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2003 and 2002 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2003 and 2002, the results of its operations, the changes in its net assets, its cash flows, and the financial highlights for the year ended December 31, 2003 and the period from the start of business, March 19, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 5, 2004

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2003
PORTFOLIO OF INVESTMENTS

COMMON STOCKS -- 99.2%

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
AEROSPACE AND DEFENSE -- 2.5%

Boeing Company (The)                                                      797,051   $       33,587,729
General Dynamics                                                          735,000           66,436,650
Honeywell International, Inc.                                             275,998            9,226,613
Northrop Grumman Corp.                                                  1,684,522          161,040,303
Raytheon Company                                                          313,599            9,420,514
Rockwell Collins, Inc.                                                    203,032            6,097,051
Teledyne Technologies Incorporated(1)                                       6,117              115,305
United Technologies Corp.                                               1,582,098          149,935,427
------------------------------------------------------------------------------------------------------
                                                                                    $      435,859,592
------------------------------------------------------------------------------------------------------

AIR FREIGHT AND LOGISTICS -- 2.6%

FedEx Corporation                                                       2,106,578   $      142,194,015
Robinson (C.H.) Worldwide, Inc.                                         1,186,638           44,985,447
United Parcel Service, Inc. Class B                                     3,549,425          264,609,634
------------------------------------------------------------------------------------------------------
                                                                                    $      451,789,096
------------------------------------------------------------------------------------------------------

AIRLINES -- 0.0%

Southwest Airlines, Inc.                                                  126,393   $        2,039,983
------------------------------------------------------------------------------------------------------
                                                                                    $        2,039,983
------------------------------------------------------------------------------------------------------

AUTO COMPONENTS -- 0.2%

ArvinMeritor, Inc.                                                         33,635   $          811,276
Borg-Warner Automotive, Inc.                                              203,981           17,352,664
Dana Corp.                                                                 25,000              458,750
Delphi Automotive Systems Corp.                                             6,338               64,711
Johnson Controls, Inc.                                                    114,364           13,279,948
Visteon Corp.                                                              10,226              106,453
------------------------------------------------------------------------------------------------------
                                                                                    $       32,073,802
------------------------------------------------------------------------------------------------------

AUTOMOBILES -- 0.1%

DaimlerChrysler AG                                                          7,000   $          323,540
Ford Motor Co.                                                            145,884            2,334,144
General Motors Corp.                                                       13,896              742,046
Harley-Davidson, Inc.                                                     137,700            6,544,881
Honda Motor Co. Ltd. ADR                                                   20,000              450,000
------------------------------------------------------------------------------------------------------
                                                                                    $       10,394,611
------------------------------------------------------------------------------------------------------

BEVERAGES -- 3.9%

Anheuser-Busch Companies, Inc.                                          3,381,243   $      178,123,881
Coca-Cola Company (The)                                                 3,177,651          161,265,788
Coca-Cola Enterprises, Inc.                                             1,729,424   $       37,822,503
PepsiCo., Inc.                                                          6,531,299          304,489,159
------------------------------------------------------------------------------------------------------
                                                                                    $      681,701,331
------------------------------------------------------------------------------------------------------

BIOTECHNOLOGY -- 1.7%

Amgen, Inc.(1)                                                          3,861,137   $      238,618,267
Applera Corp. - Celera Genomics Group(1)                                   26,000              361,660
Genzyme Corp. - General Division(1)                                       464,926           22,939,449
Gilead Sciences, Inc.(1)                                                   39,362            2,288,507
Incyte Pharmaceuticals, Inc.(1)                                            14,294               97,771
Invitrogen Corp.(1)                                                       467,551           32,728,570
Vertex Pharmaceuticals, Inc.(1)                                            13,000              132,990
------------------------------------------------------------------------------------------------------
                                                                                    $      297,167,214
------------------------------------------------------------------------------------------------------






BUILDING PRODUCTS -- 0.9%

American Standard Companies, Inc.(1)                                      331,609   $       33,393,026
CRH plc                                                                   329,450            6,752,716
Masco Corporation                                                       4,145,436          113,626,401
Water Pik Technologies(1)                                                   2,141               26,270
------------------------------------------------------------------------------------------------------
                                                                                    $      153,798,413
------------------------------------------------------------------------------------------------------

CAPITAL MARKETS -- 3.8%

Affiliated Managers Group(1)                                               13,680   $          951,991
Bank of New York Co., Inc. (The)                                          441,413           14,619,599
Bear Stearns Companies, Inc.                                               83,352            6,663,992
Credit Suisse Group                                                       155,136            5,676,090
Federated Investors, Inc.                                               1,634,947           48,002,044
Franklin Resources, Inc.                                                1,508,429           78,528,814
Goldman Sachs Group, Inc.                                                   9,627              950,474
Investors Financial Services Corp.                                        475,402           18,260,191
Knight Trading Group, Inc.(1)                                           1,750,000           25,620,000
Legg Mason, Inc.                                                           17,641            1,361,532
Lehman Brothers Holdings, Inc.                                             57,486            4,439,069
Mellon Financial Corporation                                              221,912            7,125,594
Merrill Lynch & Co., Inc.                                               1,761,959          103,338,895
Morgan (J.P.) Chase & Co.                                                 394,005           14,471,804
Morgan Stanley Dean Witter & Co.                                        4,770,551          276,071,786
Northern Trust Corp.                                                      261,505           12,139,062
Nuveen Investments Class A                                                150,000            3,999,000
Price (T. Rowe) Group, Inc.                                               171,434            8,127,686
Raymond James Financial, Inc.                                              98,225            3,703,082
Schwab (Charles) & Co.                                                    946,055           11,201,291

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
CAPITAL MARKETS (CONTINUED)

State Street Corp.                                                        328,000   $       17,082,240
UBS AG                                                                     49,812            3,386,718
Waddell & Reed Financial, Inc., Class A                                   271,320            6,365,167
------------------------------------------------------------------------------------------------------
                                                                                    $      672,086,121
------------------------------------------------------------------------------------------------------

CHEMICALS -- 1.0%

Airgas, Inc.                                                              389,753   $        8,371,894
Arch Chemicals, Inc.                                                        4,950              127,017
Bayer AG ADR                                                               40,000            1,176,400
Dow Chemical Co. (The)                                                    267,064           11,101,850
DuPont (E.I.) de Nemours & Co.                                          1,302,039           59,750,570
Ecolab, Inc.                                                              318,168            8,708,258
MacDermid, Inc.                                                            61,937            2,120,723
Monsanto Company                                                           28,797              828,778
Olin Corp.                                                                  9,900              198,594
PPG Industries, Inc.                                                       23,542            1,507,159
Rohm and Haas, Co.                                                          2,601              111,089
RPM, Inc.                                                                  88,338            1,454,043
Sigma-Aldrich Corp.                                                       630,897           36,074,690
Solutia Inc.(1)                                                            20,293                7,407
Valspar Corp.                                                             818,316           40,441,177
------------------------------------------------------------------------------------------------------
                                                                                    $      171,979,649
------------------------------------------------------------------------------------------------------

COMMERCIAL BANKS -- 8.3%

AmSouth Bancorporation                                                    812,145   $       19,897,552
Associated Banc-Corp.                                                     749,148           31,951,162
Bank of America Corporation                                             2,257,529          181,573,057
Bank of Hawaii Corp.                                                       49,425            2,085,735
Bank of Montreal                                                          269,166           11,116,556
Bank One Corp.                                                          1,786,768           81,458,753
Banknorth Group, Inc.                                                      50,125            1,630,566
BB&T Corp.                                                              1,276,393           49,319,826
Charter One Financial, Inc.                                               251,993            8,706,358
City National Corp.                                                       273,260           16,974,911
Colonial Bancgroup, Inc. (The)                                            253,936            4,398,172
Comerica, Inc.                                                            241,725           13,551,103
Commerce Bancshares, Inc.                                                 147,766            7,243,489
Community First Bancshares, Inc.                                          360,184           10,423,725
Compass Bancshares, Inc.                                                  358,352           14,086,817
Fifth Third Bancorp                                                     1,209,520           71,482,632
First Citizens BancShares, Inc.                                            43,651            5,304,906
First Financial Bancorp.                                                   47,933              764,531
First Midwest Bancorp, Inc.                                               815,329   $       26,424,813
First Tennessee National Corporation                                      157,089            6,927,625
FleetBoston Financial Corporation                                         715,716           31,241,003
Hibernia Corp. Class A                                                    187,345            4,404,481
HSBC Holdings PLC ADR                                                     608,017           47,923,900
Huntington Bancshares, Inc.                                               578,423           13,014,517
Keycorp                                                                   625,951           18,352,883
M&T Bank Corp.                                                             37,734            3,709,252
Marshall & Ilsley Corp.                                                   683,798           26,155,273
National City Corp.                                                     1,598,288           54,245,895
National Commerce Financial Corp.                                       1,113,055           30,364,140
North Fork Bancorporation, Inc.                                            53,534            2,166,521
PNC Bank Corp.                                                            156,003            8,538,044
Popular, Inc.                                                                 716               32,177
Regions Financial Corp.                                                 1,624,786           60,442,039
Royal Bank of Scotland Group PLC                                           50,837            1,497,956
S&T Bancorp, Inc.                                                         100,000            2,990,000
SouthTrust Corp.                                                          506,253           16,569,661
Southwest Bancorporation of Texas, Inc.(1)                                815,601           31,686,099
SunTrust Banks, Inc.                                                      425,640           30,433,260
Synovus Financial Corp.                                                 1,345,581           38,914,203
TCF Financial Corporation                                                  28,000            1,437,800
U.S. Bancorp                                                            4,150,861          123,612,641
Union Planters Corp.                                                      703,729           22,160,426
Valley National Bancorp                                                   202,293            5,906,956
Wachovia Corp.                                                          1,901,325           88,582,732
Wells Fargo & Company                                                   3,129,623          184,303,498
Westamerica Bancorporation                                                268,474           13,343,158
Whitney Holding Corp.                                                     353,200           14,477,668
Zions Bancorporation                                                      252,271           15,471,780
------------------------------------------------------------------------------------------------------
                                                                                    $    1,457,300,252
------------------------------------------------------------------------------------------------------



COMMERCIAL SERVICES AND SUPPLIES -- 2.4%

Allied Waste Industries, Inc.(1)                                        1,674,390   $       23,240,533
Apollo Group, Inc. Class A(1)                                               7,599              516,732
Arbitron, Inc.(1)                                                          30,885            1,288,522
Avery Dennison Corp.                                                    1,350,977           75,681,732
Banta Corp.                                                                42,341            1,714,810
Block (H&R), Inc.                                                         732,354           40,550,441
Bowne & Company                                                           172,640            2,340,998
Cendant Corp.(1)                                                          549,359           12,234,225
Century Business Services, Inc.(1)                                        370,000            1,653,900
Cintas Corp.                                                            1,326,202           66,482,506

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
COMMERCIAL SERVICES AND SUPPLIES (CONTINUED)

Consolidated Graphics, Inc.(1)                                             70,215   $        2,217,390
Deluxe Corporation                                                         32,000            1,322,560
Donnelley (R.R.) & Sons Co.                                               200,521            6,045,708
Equifax, Inc.                                                              85,724            2,100,238
Gevity HR, Inc.                                                            78,125            1,737,500
Harland (John H.) Co.                                                      51,540            1,407,042
HON Industries, Inc.                                                    1,552,470           67,253,000
Hudson Highland Group, Inc.(1)                                             11,581              276,207
Imagistics International Inc.(1)                                            2,482               93,075
Manpower, Inc.                                                            112,000            5,272,960
Miller (Herman) Inc.                                                      541,800           13,149,486
Monster Worldwide Inc.(1)                                                 154,426            3,391,195
Navigant Consulting, Inc.(1)                                              463,017            8,732,501
Pitney Bowes, Inc.                                                         89,799            3,647,635
ServiceMaster Co.                                                       1,318,302           15,358,218
Steelcase Inc.                                                            123,000            1,766,280
Sylvan Learning Systems, Inc.(1)                                          538,458           15,502,206
United Rentals, Inc.(1)                                                   401,179            7,726,708
Waste Management, Inc.                                                  1,255,659           37,167,506
------------------------------------------------------------------------------------------------------
                                                                                    $      419,871,814
------------------------------------------------------------------------------------------------------

COMMUNICATIONS EQUIPMENT -- 1.3%

3Com Corp.(1)                                                             873,949   $        7,140,163
ADC Telecommunications, Inc.(1)                                           370,286            1,099,749
Advanced Fibre Communication, Inc.(1)                                      15,000              302,250
Alcatel S.A. ADR(1)                                                        43,728              561,905
Avaya, Inc.(1)                                                             56,960              737,062
Ciena Corp.(1)                                                            380,378            2,525,710
Cisco Systems, Inc.(1)                                                  3,441,441           83,592,602
Comverse Technology, Inc.(1)                                              386,378            6,796,389
Corning, Inc.(1)                                                          651,520            6,795,354
Enterasys Networks, Inc.(1)                                                55,945              209,794
JDS Uniphase Corp.(1)                                                      52,451              191,446
Lucent Technologies, Inc.(1)                                              555,464            1,577,518
McData Corp., Class A(1)                                                   18,562              176,896
Motorola, Inc.                                                            741,114           10,427,474
Nokia Corp., Class A, ADR                                               4,870,478           82,798,126
Nortel Networks Corp.(1)                                                1,306,729            5,527,464
Qualcomm, Inc.                                                            344,112           18,557,960
Riverstone Networks, Inc.(1)                                               28,706               31,864
Tellabs, Inc.(1)                                                          118,404              998,146
------------------------------------------------------------------------------------------------------
                                                                                    $      230,047,872
------------------------------------------------------------------------------------------------------

COMPUTERS AND PERIPHERALS -- 3.1%

Dell, Inc.(1)                                                           4,305,989   $      146,231,386
EMC Corp.(1)                                                            1,104,455           14,269,559
Gateway, Inc.(1)                                                           99,407              457,272
Hewlett-Packard Co.                                                     1,197,265           27,501,177
International Business Machines Corp.                                   2,286,121          211,877,694
Lexmark International Group, Inc.(1)                                    1,704,885          134,072,156
Network Appliance, Inc.(1)                                                488,000           10,018,640
Palmone, Inc.(1)                                                           65,230              766,453
Sun Microsystems, Inc.(1)                                                 370,670            1,664,308
------------------------------------------------------------------------------------------------------
                                                                                    $      546,858,645
------------------------------------------------------------------------------------------------------

CONSTRUCTION AND ENGINEERING -- 0.1%

Dycom Industries, Inc.(1)                                                 151,725   $        4,069,264
Jacobs Engineering Group, Inc.(1)                                         354,741           17,031,115
------------------------------------------------------------------------------------------------------
                                                                                    $       21,100,379
------------------------------------------------------------------------------------------------------

CONSTRUCTION MATERIALS -- 0.0%

Vulcan Materials Company                                                  184,512   $        8,777,236
------------------------------------------------------------------------------------------------------
                                                                                    $        8,777,236
------------------------------------------------------------------------------------------------------







CONSUMER FINANCE -- 0.9%

American Express Co.                                                      521,715   $       25,162,314
Capital One Financial Corp.                                             1,245,321           76,325,724
MBNA Corporation                                                          456,002           11,331,650
Providian Financial Corp.(1)                                              457,296            5,322,925
SLM Corp.                                                                 905,499           34,119,202
------------------------------------------------------------------------------------------------------
                                                                                    $      152,261,815
------------------------------------------------------------------------------------------------------

CONTAINERS AND PACKAGING -- 0.1%

Bemis Co.                                                                 207,593   $       10,379,650
Caraustar Industries, Inc.(1)                                             192,532            2,656,942
Sealed Air Corp.(1)                                                        37,014            2,003,938
Sonoco Products Co.                                                       160,690            3,956,188
Temple-Inland, Inc.                                                        57,962            3,632,479
------------------------------------------------------------------------------------------------------
                                                                                    $       22,629,197
------------------------------------------------------------------------------------------------------

DEPARTMENT STORES -- 0.0%

Neiman Marcus Group, Inc. (The)(1)                                         27,117   $        1,355,850
------------------------------------------------------------------------------------------------------
                                                                                    $        1,355,850
------------------------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
DISTILLERS AND VINTNERS -- 0.1%

Brown-Forman Corp. Class A                                                154,012   $       14,931,463
------------------------------------------------------------------------------------------------------
                                                                                    $       14,931,463
------------------------------------------------------------------------------------------------------

DISTRIBUTORS -- 0.0%

Genuine Parts Company                                                     188,609   $        6,261,819
------------------------------------------------------------------------------------------------------
                                                                                    $        6,261,819
------------------------------------------------------------------------------------------------------

DIVERSIFIED FINANCIAL SERVICES -- 1.6%

Citigroup Inc.                                                          4,030,512   $      195,641,052
Finova Group, Inc.(1)                                                     175,587              114,132
ING groep, N.V. ADR                                                       216,111            5,059,159
Moody's Corp.                                                              47,543            2,878,729
Royal Bank of Canada                                                      321,353           15,322,111
Societe Generale                                                          809,647           71,487,377
------------------------------------------------------------------------------------------------------
                                                                                    $      290,502,560
------------------------------------------------------------------------------------------------------

DIVERSIFIED TELECOMMUNICATION SERVICES -- 2.3%

Alltel Corp.                                                            1,488,598   $       69,338,895
AT&T Corp.                                                                473,645            9,614,993
BCE, Inc.                                                               4,500,000          100,620,000
BellSouth Corp.                                                           457,572           12,949,288
Cincinnati Bell Inc.(1)                                                   169,013              853,516
Citizens Communications Co.(1)                                             14,252              177,010
Deutsche Telekom AG(1)                                                  1,956,790           35,476,603
PTEK Holdings, Inc.(1)                                                     28,000              246,680
Qwest Communications International, Inc.(1)                                59,924              258,872
RSL Communications Ltd.(1)                                                247,161                2,472
SBC Communications, Inc.                                                1,493,660           38,939,716
Sprint Corp. - FON Group                                                  167,078            2,743,421
Talk America Holdings, Inc.(1)                                             42,372              488,125
Telefonos de Mexico ADR                                                 3,000,000           99,090,000
Verizon Communications                                                    954,938           33,499,225
WorldCom, Inc.(1)                                                          98,634                1,302
WorldCom, Inc. - MCI Group(1)                                              42,805                2,097
------------------------------------------------------------------------------------------------------
                                                                                    $      404,302,215
------------------------------------------------------------------------------------------------------

ELECTRIC UTILITIES -- 0.2%

Ameren Corp.                                                                5,000   $          230,000
American Electric Power, Inc.                                                 960               29,290
Dominion Resources, Inc.                                                   10,464              667,917
Exelon Corp.                                                              500,000           33,180,000
PG&E Corp.(1)                                                              47,705            1,324,768
TECO Energy, Inc.                                                          35,511   $          511,714
TXU Corp.                                                                 250,196            5,934,649
Wisconsin Energy Corp.                                                      9,576              320,317
------------------------------------------------------------------------------------------------------
                                                                                    $       42,198,655
------------------------------------------------------------------------------------------------------

ELECTRICAL EQUIPMENT -- 0.6%

American Power Conversion Corp.                                            36,671   $          896,606
Baldor Electric Co.                                                       149,060            3,406,021
Emerson Electric Co.                                                    1,309,555           84,793,686
Rockwell International Corp.                                              179,520            6,390,912
Thomas & Betts Corp.                                                      114,600            2,623,194
------------------------------------------------------------------------------------------------------
                                                                                    $       98,110,419
------------------------------------------------------------------------------------------------------

ELECTRONIC EQUIPMENT AND INSTRUMENTS -- 0.9%

Agilent Technologies, Inc.(1)                                             599,247   $       17,521,982
Arrow Electronics, Inc.(1)                                                  8,750              202,475
Flextronics International Ltd.(1)                                         282,653            4,194,571
Jabil Circuit, Inc.(1)                                                  2,127,971           60,221,579
Molex, Inc., Class A                                                      112,582            3,305,408
National Instruments Corp.                                                490,458           22,301,125
PerkinElmer, Inc.                                                         300,081            5,122,383
Plexus Corp.(1)                                                           209,946            3,604,773
Roper Industries, Inc.                                                     23,122            1,138,990
Sanmina Corp.(1)                                                        1,164,972           14,690,297
Solectron Corporation(1)                                                1,818,848           10,749,392
Waters Corp.(1)                                                           165,841            5,499,288
X-Rite Incorporated                                                       361,707            4,094,523
------------------------------------------------------------------------------------------------------
                                                                                    $      152,646,786
------------------------------------------------------------------------------------------------------

ENERGY EQUIPMENT AND SERVICES -- 0.5%

Baker Hughes, Inc.                                                        520,182   $       16,729,053
Core Laboratories N.V.(1)                                                 109,787            1,832,345
Grant Prideco, Inc.(1)                                                    124,234            1,617,527
Halliburton Company                                                       481,502           12,519,052
National-Oilwell, Inc.(1)                                                 686,929           15,359,732
Schlumberger Ltd.                                                         484,178           26,494,220
Smith International, Inc.(1)                                              140,000            5,812,800
Transocean Sedco Forex, Inc.(1)                                             6,315              151,623
------------------------------------------------------------------------------------------------------
                                                                                    $       80,516,352
------------------------------------------------------------------------------------------------------

FOOD AND STAPLES RETAILING -- 2.3%

Albertson's, Inc.                                                       1,172,238   $       26,551,191

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
FOOD AND STAPLES RETAILING (CONTINUED)

Casey's General Stores, Inc.                                               91,201   $        1,610,610
Costco Wholesale Corp.(1)                                               1,220,435           45,375,773
CVS Corp.                                                                 177,839            6,423,545
Kroger Co. (The)(1)                                                     1,201,784           22,245,022
Safeway, Inc.(1)                                                        1,270,912           27,845,682
Sysco Corp.                                                             1,601,774           59,634,046
Sysco Corp.(2)(3)                                                          32,036            1,190,911
Walgreen Co.                                                              665,292           24,203,323
Wal-Mart Stores, Inc.                                                   3,674,877          194,952,225
Winn-Dixie Stores, Inc.                                                   225,735            2,246,063
------------------------------------------------------------------------------------------------------
                                                                                    $      412,278,391
------------------------------------------------------------------------------------------------------

FOOD PRODUCTS -- 2.3%

Archer-Daniels-Midland Co.                                                316,652   $        4,819,443
Campbell Soup Co.                                                       1,243,047           33,313,660
Conagra Inc.                                                            1,638,964           43,252,260
Dean Foods Co.(1)                                                         504,216           16,573,580
Del Monte Foods, Co.(1)                                                   103,109            1,072,334
General Mills, Inc.                                                       286,539           12,980,217
Heinz (H.J.) Co.                                                          298,859           10,887,433
Hershey Foods Corp.                                                       244,744           18,842,841
JM Smucker Co.                                                             19,265              872,512
Kellogg Co.                                                                69,795            2,657,794
Kraft Foods, Inc.                                                             165                5,316
McCormick & Co., Inc.                                                     219,798            6,615,920
Nestle SA                                                                 200,000           49,969,679
Riviana Foods, Inc.                                                       250,000            6,847,500
Sara Lee Corp.                                                          2,601,502           56,478,608
Smithfield Foods, Inc.(1)                                               4,207,530           87,095,871
Tyson Foods, Inc.                                                         315,272            4,174,201
Wrigley (Wm.) Jr. Company Class A                                         933,873           52,493,001
------------------------------------------------------------------------------------------------------
                                                                                    $      408,952,170
------------------------------------------------------------------------------------------------------

GAS UTILITIES -- 0.6%

Kinder Morgan, Inc.                                                     1,781,672   $      105,296,815
------------------------------------------------------------------------------------------------------
                                                                                    $      105,296,815
------------------------------------------------------------------------------------------------------

HEALTH CARE EQUIPMENT AND SUPPLIES -- 1.4%

Advanced Medical Optics(1)                                                  3,744   $           73,570
Bausch & Lomb, Inc.                                                        29,250            1,518,075
Baxter International, Inc.                                                201,413            6,147,125
Becton & Dickinson and Co.                                                 64,173   $        2,640,077
Biomet, Inc.                                                              411,340           14,976,889
Boston Scientific Corporation(1)                                        1,083,970           39,846,737
Dentsply International, Inc.                                               11,325              511,550
Edwards Lifesciences Corp.(1)                                              15,420              463,834
Guidant Corp.                                                              54,692            3,292,458
Hillenbrand Industries, Inc.                                              638,072           39,598,748
Lumenis Ltd.(1)                                                           100,000              135,000
Medtronic, Inc.                                                         2,259,696          109,843,823
Millipore Corporation(1)                                                   70,000            3,013,500
St. Jude Medical, Inc.(1)                                                  10,014              614,359
Steris Corp.(1)                                                            19,538              441,559
VISX, Inc.(1)                                                              50,000            1,157,500
Zimmer Holdings, Inc.(1)                                                  251,155           17,681,312
------------------------------------------------------------------------------------------------------
                                                                                    $      241,956,116
------------------------------------------------------------------------------------------------------

HEALTH CARE PROVIDERS AND SERVICES -- 2.0%

AmerisourceBergen Corp.                                                   104,493   $        5,867,282
Andrx Group(1)                                                            393,772            9,466,279
Beverly Enterprises, Inc.(1)                                              357,143            3,067,858
Cardinal Health, Inc.                                                   1,837,836          112,402,050
Cigna Corp.                                                                11,836              680,570
Express Scripts, Inc.(1)                                                   14,002              930,153
HCA Inc.                                                                  253,450           10,888,212
Health Management Associates, Inc., Class A                             1,036,833           24,883,992
IDX Systems Corp.(1)                                                       60,000            1,609,200
IMS Health, Inc.                                                          280,530            6,973,976
McKesson HBOC, Inc.                                                       101,169            3,253,595
Medco Health Solutions, Inc.(1)                                           131,480            4,469,005
Parexel International Corp.(1)                                             35,000              569,100
Quest Diagnostics, Inc.                                                     8,750              639,712
Renal Care Group, Inc.(1)                                                 371,007           15,285,488
Schein (Henry), Corp.(1)                                                1,272,548           85,998,794
Service Corp. International(1)                                            142,389              767,477
Stewart Enterprises, Inc.(1)                                              114,000              647,520
Sunrise Assisted Living, Inc.(1)                                          144,000            5,578,560
Tenet Healthcare Corp.(1)                                                   3,961               63,574
UnitedHealth Group, Inc.                                                  184,976           10,761,904
Ventiv Health, Inc.(1)                                                    160,833            1,471,622
Wellpoint Health Networks(1)                                              404,000           39,183,960
------------------------------------------------------------------------------------------------------
                                                                                    $      345,459,883
------------------------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
HOTELS, RESTAURANTS AND LEISURE -- 1.6%

Brinker International, Inc.(1)                                            459,469   $       15,235,992
Carnival Corporation                                                      559,353           22,223,095
CBRL Group, Inc.                                                           62,047            2,373,918
Darden Restaurants Inc.                                                   184,714            3,886,383
Evans (Bob) Farms, Inc.                                                    51,662            1,676,949
Gaylord Entertainment Co.(1)                                              428,482           12,790,188
International Game Technology                                             400,000           14,280,000
International Speedway Corporation                                        118,344            5,285,243
Jack in the Box, Inc.(1)                                                  500,000           10,680,000
Lone Star Steakhouse & Saloon, Inc.                                       145,981            3,383,840
Marriott International, Inc.                                              332,298           15,352,168
McDonald's Corp.                                                        1,176,299           29,207,504
MGM Grand, Inc.(1)                                                         94,445            3,552,076
Navigant International, Inc.(1)                                            44,278              613,250
Outback Steakhouse, Inc.                                                1,641,207           72,557,761
Papa John's International, Inc.(1)                                        199,488            6,658,909
Royal Caribbean Cruises Ltd.                                              500,000           17,395,000
Sonic Corp.(1)                                                            106,510            3,261,336
Starbucks Corp.(1)                                                      1,255,994           41,523,162
Yum! Brands, Inc.(1)                                                      241,659            8,313,070
------------------------------------------------------------------------------------------------------
                                                                                    $      290,249,844
------------------------------------------------------------------------------------------------------

HOUSEHOLD DURABLES -- 0.5%

Blyth Industries, Inc.                                                    742,373   $       23,919,258
Department 56, Inc.(1)                                                    255,162            3,342,622
Fortune Brands Inc.                                                       142,143           10,161,803
Helen of Troy Ltd.(1)                                                      20,000              463,000
Interface, Inc. Class A(1)                                                 75,467              417,333
Leggett & Platt, Inc.                                                   1,581,019           34,197,441
Maytag Corp.                                                               27,073              753,983
Newell Rubbermaid, Inc.                                                   438,432            9,983,097
Snap-On, Inc.                                                              51,429            1,658,071
------------------------------------------------------------------------------------------------------
                                                                                    $       84,896,608
------------------------------------------------------------------------------------------------------

HOUSEHOLD PRODUCTS -- 1.8%

Clorox Co. (The)                                                           53,688   $        2,607,089
Colgate-Palmolive Co.                                                     676,711           33,869,386
Energizer Holdings(1)                                                     168,981            6,346,926
Kimberly-Clark Corp.                                                    1,535,512           90,733,404
Procter & Gamble Co.                                                    1,877,616          187,536,286
------------------------------------------------------------------------------------------------------
                                                                                    $      321,093,091
------------------------------------------------------------------------------------------------------

INDUSTRIAL CONGLOMERATES -- 1.9%

3M Co.                                                                    564,132   $       47,968,144
General Electric Co.                                                    8,283,871          256,634,324
Teleflex, Inc.                                                             47,559            2,298,526
Tyco International Ltd.                                                 1,176,566           31,178,999
------------------------------------------------------------------------------------------------------
                                                                                    $      338,079,993
------------------------------------------------------------------------------------------------------

INSURANCE -- 6.3%

21st Century Insurance Group                                               70,700   $          972,125
Aegon N.V. ADR                                                          5,311,829           78,615,069
AFLAC Corp.                                                             2,092,063           75,690,839
Allstate Corp. (The)                                                      188,362            8,103,333
American International Group, Inc.                                      5,434,795          360,218,213
AON Corp.                                                                 826,887           19,795,675
Berkshire Hathaway, Inc., Class A(1)                                          393           33,110,250
Berkshire Hathaway, Inc., Class B(1)                                       40,126          112,954,690
Chubb Corporation                                                           3,901              265,658
Commerce Group, Inc.                                                      120,000            4,740,000
Delphi Financial Group Inc.                                                 9,672              348,192
Gallagher (Arthur J.) and Co.                                             991,627           32,217,961
Hartford Financial Services Group, Inc.                                    11,800              696,554
Jefferson-Pilot Corp.                                                     211,013           10,687,808
Kansas City Life Insurance Co.                                             70,800            3,270,960
Lincoln National Corp.                                                     52,903            2,135,694
Manulife Financial Corp.                                                   74,958            2,421,143
Marsh & McLennan Cos., Inc.                                             1,830,750           87,674,617
MetLife, Inc.                                                           1,969,700           66,319,799
Old Republic International Corp.                                          195,360            4,954,330
Progressive Corp.                                                       1,855,100          155,067,809
Safeco Corp.                                                              177,122            6,895,359
St. Paul Companies, Inc. (The)                                            325,275           12,897,154
Torchmark Corp.                                                           440,119           20,043,019
Travelers Property Casualty - Class A                                     196,364            3,294,988
Travelers Property Casualty - Class B                                     403,442            6,846,411
UICI(1)                                                                    43,597              578,968
UnumProvident Corp.                                                        53,710              847,007
XL Capital Ltd., Class A                                                   79,232            6,144,442
------------------------------------------------------------------------------------------------------
                                                                                    $    1,117,808,067
------------------------------------------------------------------------------------------------------

INTEGRATED TELECOMMUNICATION SERVICES -- 0.0%

McLeodUSA(1)                                                               35,538   $           52,596
------------------------------------------------------------------------------------------------------
                                                                                    $           52,596
------------------------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
INTERNET AND CATALOG RETAIL -- 0.4%

eBay, Inc(1)(2)(3)                                                        200,000   $       12,909,926
eBay, Inc.(1)                                                              89,632            5,789,331
eBay, Inc.(1)(2)(3)                                                       318,000           20,534,485
InterActiveCorp.(1)                                                       806,192           27,354,095
School Specialty Corp.(1)                                                  49,197            1,673,190
------------------------------------------------------------------------------------------------------
                                                                                    $       68,261,027
------------------------------------------------------------------------------------------------------

INTERNET SOFTWARE AND SERVICES -- 0.0%

Retek, Inc.(1)                                                            150,348   $        1,395,229
------------------------------------------------------------------------------------------------------
                                                                                    $        1,395,229
------------------------------------------------------------------------------------------------------

IT SERVICES -- 3.1%

Accenture Ltd.(1)                                                       3,638,000   $       95,752,160
Acxiom Corp.(1)                                                           647,804           12,029,720
Affiliated Computer Services(1)                                           200,654           10,927,617
Automatic Data Processing, Inc.                                         2,223,695           88,080,559
BISYS Group, Inc. (The)(1)                                                280,492            4,173,721
Ceridian Corp.(1)                                                         166,750            3,491,745
Certegy, Inc.                                                              42,862            1,405,874
Computer Sciences Corp.(1)                                                388,302           17,174,597
Concord EFS, Inc.(1)                                                      267,810            3,974,300
CSG Systems International, Inc.(1)                                         41,116              513,539
DST Systems, Inc.(1)                                                      391,034           16,329,580
eFunds Corp.(1)                                                            17,645              306,141
Electronic Data Systems Corp.                                             157,712            3,870,252
First Data Corp.                                                        4,920,602          202,187,536
Gartner Group, Inc., Class A(1)                                             4,811               54,412
Gartner Group, Inc., Class B(1)                                            92,416            1,005,486
Keane, Inc.(1)                                                             52,404              767,195
Paychex, Inc.                                                           1,379,399           51,313,643
Perot Systems Corp.(1)                                                    726,775            9,796,927
Safeguard Scientifics, Inc.(1)                                             26,579              107,379
SunGard Data Systems, Inc.(1)                                             822,160           22,782,054
------------------------------------------------------------------------------------------------------
                                                                                    $      546,044,437
------------------------------------------------------------------------------------------------------

LEISURE EQUIPMENT AND PRODUCTS -- 0.0%

Eastman Kodak Co.                                                         150,547   $        3,864,541
Mattel, Inc.                                                                9,739              187,671
------------------------------------------------------------------------------------------------------
                                                                                    $        4,052,212
------------------------------------------------------------------------------------------------------

MACHINERY -- 3.0%

Caterpillar, Inc.                                                          27,255   $        2,262,710
Danaher Corporation                                                     2,015,985   $      184,966,624
Deere & Co.                                                             3,450,000          224,422,500
Dionex Corp.(1)                                                           139,750            6,431,295
Donaldson Company, Inc.                                                    40,220            2,379,415
Dover Corp.                                                               375,527           14,927,198
Federal Signal Corp.                                                      283,471            4,966,412
Illinois Tool Works, Inc.                                                 756,502           63,478,083
ITT Industries, Inc.                                                        4,214              312,721
Nordson Corporation                                                       163,978            5,662,160
Parker-Hannifin Corporation                                                33,842            2,013,599
Tecumseh Products Co., Class A                                            156,420            7,575,421
Wabtec                                                                    232,061            3,954,319
------------------------------------------------------------------------------------------------------
                                                                                    $      523,352,457
------------------------------------------------------------------------------------------------------

MEDIA -- 7.0%

ADVO, Inc.                                                                794,552   $       25,234,972
Belo (A.H.) Corp.                                                         542,924           15,386,466
Cablevision Systems Corp.(1)                                              207,410            4,851,320
Catalina Marketing Corp.(1)                                                89,203            1,798,332
Clear Channel Communications, Inc.                                        424,444           19,876,713
Comcast Corp. Class A(1)                                                4,466,124          146,801,496
Comcast Corp. Class A Special(1)                                        2,280,622           71,337,856
Cox Communications, Inc., Class A(1)                                    1,265,627           43,600,850
Disney (Walt) Company                                                   6,250,933          145,834,267
EchoStar Communications, Class A(1)                                        35,150            1,195,100
Entercom Communications Corp.(1)                                          220,000           11,651,200
Gannett Co., Inc.                                                       1,447,727          129,079,339
Havas Advertising, S.A. ADR                                             3,142,938           18,417,617
Hughes Electronics Corp.(1)                                                    24                  397
Interpublic Group of Companies., Inc.(1)                                1,520,905           23,726,118
KnightRidder, Inc.                                                         18,123            1,402,177
Lamar Advertising Co.(1)                                                  243,271            9,078,874
Liberty Media Corp. Class A(1)                                            965,499           11,479,783
Liberty Media Corp. Class B(1)                                             32,876              453,689
MacClatchy Co. (The)                                                       48,066            3,306,941
McGraw-Hill Companies, Inc. (The)                                         246,964           17,267,723
Meredith Corp.                                                            190,000            9,273,900
New York Times Co. (The), Class A                                         282,204           13,486,529
News Corporation Ltd.                                                      93,967            2,842,502
Omnicom Group, Inc.                                                     2,334,382          203,861,580
Proquest Company(1)                                                       115,000            3,386,750
Publicis Groupe SA                                                        367,533           11,914,205
Reuters Holdings plc ADR                                                    1,431               36,319

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
MEDIA (CONTINUED)

Scripps (The E.W) Company                                                  25,533   $        2,403,677
Time Warner Inc.(1)                                                     3,754,241           67,538,796
Tribune Co.                                                             1,501,683           77,486,843
Univision Communications, Inc.(1)                                         917,233           36,404,978
Viacom, Inc., Class A                                                      29,774            1,318,095
Viacom, Inc., Class B                                                   1,383,821           61,413,976
Vivendi Universal S.A. ADR(1)                                             490,725           11,914,803
Washington Post Co. (The)                                                  14,970           11,847,258
Westwood One, Inc.(1)                                                     122,400            4,187,304
WPP Group plc                                                             139,450            1,369,256
WPP Group plc ADR                                                         209,454           10,294,664
------------------------------------------------------------------------------------------------------
                                                                                    $    1,232,762,665
------------------------------------------------------------------------------------------------------

METALS AND MINING -- 0.2%

Alcoa, Inc.                                                               558,287   $       21,214,906
Allegheny Technologies, Inc.                                               21,408              283,014
Nucor Corp.                                                               221,462           12,401,872
Phelps Dodge Corp.(1)                                                      14,862            1,130,850
Steel Dynamics, Inc.(1)                                                   311,800            7,324,182
Worthington Industries, Inc.                                              147,466            2,658,812
------------------------------------------------------------------------------------------------------
                                                                                    $       45,013,636
------------------------------------------------------------------------------------------------------

MULTILINE RETAIL -- 1.8%

99 Cents Only Stores(1)                                                 1,142,232   $       31,102,977
Dollar General Corp.                                                      101,456            2,129,561
Dollar Tree Stores, Inc.(1)                                               813,306           24,447,978
Family Dollar Stores, Inc.                                              2,618,411           93,948,587
Kohls Corp.(1)                                                                 55                2,472
May Department Stores Co. (The)                                           632,760           18,394,333
Nordstrom, Inc.                                                            65,692            2,253,236
Penney (J.C.) Company, Inc.                                               529,169           13,906,561
Sears, Roebuck & Co.                                                       16,950              771,055
Target Corp.                                                            3,576,019          137,319,130
------------------------------------------------------------------------------------------------------
                                                                                    $      324,275,890
------------------------------------------------------------------------------------------------------

MULTI-UTILITIES AND UNREGULATED POWER -- 0.1%

AES Corporation(1)                                                         49,542   $          467,676
Duke Energy Corp.                                                         419,154            8,571,699
Dynegy, Inc.(1)                                                            63,525              271,887
El Paso Corp.                                                             175,909            1,440,695
National Fuel Gas Co.                                                       4,000               97,760
Williams Companies. Inc. (The)                                            222,833   $        2,188,220
------------------------------------------------------------------------------------------------------
                                                                                    $       13,037,937
------------------------------------------------------------------------------------------------------

OFFICE ELECTRONICS -- 0.0%

Ikon Office Solutions, Inc.                                                83,040   $          984,854
Xerox Corp.(1)                                                             20,000              276,000
Zebra Technologies Corp., Class A(1)                                        9,000              597,330
------------------------------------------------------------------------------------------------------
                                                                                    $        1,858,184
------------------------------------------------------------------------------------------------------

OIL AND GAS -- 5.9%

Amerada Hess Corp.                                                         18,947   $        1,007,412
Anadarko Petroleum Corp.                                                2,557,003          130,432,723
Apache Corporation                                                      1,035,690           83,994,459
Ashland, Inc.                                                              85,716            3,776,647
BP plc ADR                                                              5,056,838          249,554,955
Burlington Resources, Inc.                                              2,130,802          118,003,815
ChevronTexaco Corporation                                                 123,875           10,701,561
ConocoPhillips                                                          1,790,067          117,374,693









Devon Energy Corp.                                                        507,678           29,069,642
Exxon Mobil Corp.                                                       5,811,941          238,289,581
Kerr - McGee Corp.                                                        267,327           12,428,032
Marathon Oil Corp.                                                          1,450               47,980
Murphy Oil Corporation                                                     13,200              862,092
Newfield Exploration Company(1)                                            60,000            2,672,400
Royal Dutch Petroleum Co.                                                  96,661            5,064,070
Total Fina Elf SA ADR                                                     400,000           37,004,000
Valero Energy Corp.                                                        51,510            2,386,973
------------------------------------------------------------------------------------------------------
                                                                                    $    1,042,671,035
------------------------------------------------------------------------------------------------------

PAPER AND FOREST PRODUCTS -- 0.2%

Georgia-Pacific Corp.                                                     647,002   $       19,843,551
International Paper Co.                                                   232,175           10,009,064
Louisiana-Pacific Corp.(1)                                                 70,750            1,265,010
MeadWestvaco Corp.                                                         84,358            2,509,651
Weyerhaeuser Co.                                                          119,608            7,654,912
------------------------------------------------------------------------------------------------------
                                                                                    $       41,282,188
------------------------------------------------------------------------------------------------------

PERSONAL PRODUCTS -- 1.4%

Avon Products, Inc.                                                       186,700   $       12,600,383
Gillette Company                                                        3,929,412          144,327,303
Lauder (Estee) Companies, Inc.                                          2,092,312           82,144,169
------------------------------------------------------------------------------------------------------
                                                                                    $      239,071,855
------------------------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
PHARMACEUTICALS -- 7.0%

Abbott Laboratories                                                     2,482,012   $      115,661,759
Allergan, Inc.                                                             38,840            2,983,300
Bristol-Myers Squibb Company                                            3,201,708           91,568,849
Elan Corp., PLC ADR(1)                                                     31,838              219,364
Forest Laboratories, Inc.(1)                                              656,800           40,590,240
GlaxoSmithKline plc                                                       433,759           20,221,845
Johnson & Johnson                                                       2,917,570          150,721,666
King Pharmaceuticals, Inc.(1)                                           1,481,117           22,601,845
Lilly (Eli) & Co.                                                       3,173,638          223,201,961
Merck & Co., Inc.                                                       1,611,471           74,449,960
Mylan Laboratories, Inc.                                                   27,992              707,078
Novo Nordisk ADR                                                          292,277           11,971,666
Pfizer, Inc.                                                            7,799,066          275,541,002
Schering AG ADR                                                            25,000            1,277,500
Schering-Plough Corp.                                                   2,478,438           43,100,037
Sepracor, Inc.(1)                                                           4,000               95,720
Teva Pharmaceutical Industries Ltd. ADR                                 1,200,000           68,052,000
Watson Pharmaceuticals, Inc.(1)                                           951,175           43,754,050
Wyeth Corp.                                                               974,196           41,354,620
------------------------------------------------------------------------------------------------------
                                                                                    $    1,228,074,462
------------------------------------------------------------------------------------------------------

REAL ESTATE -- 0.2%

AvalonBay Communities, Inc.                                                55,000   $        2,629,000
Catellus Development Corp.                                                441,282           10,643,722
Jones Lang Lasalle, Inc.(1)                                               154,567            3,204,174
Plum Creek Timber Co., Inc.                                               198,791            6,053,186
Trammell Crow Co.(1)                                                      804,200           10,655,650
------------------------------------------------------------------------------------------------------
                                                                                    $       33,185,732
------------------------------------------------------------------------------------------------------

ROAD AND RAIL -- 0.2%

ANC Rental Corporation(1)                                                 459,525   $               46
Burlington Northern Santa Fe Corp.                                        203,594            6,586,266
CSX Corporation                                                            38,134            1,370,536
Florida East Coast Industries, Inc.                                       121,978            4,037,472
Heartland Express, Inc.                                                   435,436           10,533,197
Kansas City Southern Industries, Inc.(1)                                   15,215              217,879
Norfolk Southern Corp.                                                      3,990               94,364
Union Pacific Corp.                                                        92,772            6,445,799
------------------------------------------------------------------------------------------------------
                                                                                    $       29,285,559
------------------------------------------------------------------------------------------------------

SEMICONDUCTORS AND SEMICONDUCTOR
EQUIPMENT -- 2.6%

Agere Systems, Inc.(1)                                                      6,495   $           19,810
Agere Systems, Inc., Class B(1)                                           159,398              462,254
Altera Corp.(1)                                                            66,116            1,500,833
Analog Devices, Inc.(1)                                                   555,525           25,359,716
Applied Materials, Inc.(1)                                                418,392            9,392,900
Applied Materials, Inc.(1)(2)(3)                                          543,250           12,183,767
Broadcom Corp.(1)                                                         234,000            7,977,060
Conexant Systems, Inc.(1)                                                 134,174              666,845
Cypress Semiconductor Corporation(1)                                      152,742            3,262,569
Intel Corp.                                                             9,103,378          293,128,772
KLA-Tencor Corp.(1)                                                       108,382            6,358,772
KLA-Tencor Corp.(1)(2)(3)                                                  50,000            2,929,100
Linear Technologies Corp.                                                  87,760            3,692,063
LSI Logic Corporation(1)                                                  132,810            1,178,025
Maxim Integrated Products Co.                                             274,351           13,662,680
Mindspeed Technologies Inc.(1)                                             44,724              306,359
Skyworks Solutions, Inc.(1)                                                98,685              858,560
Taiwan Semiconductor ADR(1)                                             1,000,000           10,240,000
Teradyne, Inc.(1)                                                          27,996              712,498
Texas Instruments, Inc.                                                 1,970,330           57,888,295
Xilinx, Inc.(1)                                                            68,518            2,654,387
------------------------------------------------------------------------------------------------------
                                                                                    $      454,435,265
------------------------------------------------------------------------------------------------------

SOFTWARE -- 2.5%

Adobe Systems, Inc.                                                       261,994   $       10,296,364
BMC Software, Inc.(1)                                                      27,000              503,550
Cadence Design Systems, Inc.(1)                                           900,000           16,182,000
Cognos, Inc.(1)                                                            77,000            2,357,740
Computer Associates International, Inc.                                    33,070              904,134
Compuware Corp.(1)                                                        150,944              911,702
Fair, Isaac and Co., Inc.                                                 707,571           34,784,190
Henry (Jack) & Associates                                                 201,006            4,136,703
I2 Technologies, Inc.(1)                                                  233,752              388,028
Intuit, Inc.(1)                                                         1,108,389           58,644,862
Microsoft Corp.                                                         9,489,802          261,349,147
Oracle Corp.(1)                                                           737,178            9,730,750
PalmSource, Inc.(1)                                                        20,208              440,332
Parametric Technology Corp.(1)                                             94,600              372,724
PeopleSoft, Inc.(1)                                                       300,680            6,855,504
Reynolds & Reynolds, Co.                                                  451,043           13,102,799
Siebel Systems, Inc.(1)                                                   816,061           11,318,766
Symantec Corporation(1)                                                    30,450            1,055,093

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
SOFTWARE (CONTINUED)

VERITAS Software Corp.(1)                                                  43,942   $        1,632,885
Wind River Systems, Inc.(1)                                                91,910              805,132
------------------------------------------------------------------------------------------------------
                                                                                    $      435,772,405
------------------------------------------------------------------------------------------------------

SPECIALTY RETAIL -- 2.2%

Abercrombie & Fitch Co.(1)                                                 14,915   $          368,550
AutoNation, Inc.(1)                                                     3,744,851           68,792,913
Best Buy Co., Inc.                                                        313,610           16,382,986
Boise Cascade Corporation                                                   2,192               72,029
Burlington Coat Factory Warehouse Corp.                                   609,010           12,886,652
Carmax, Inc.(1)                                                            67,797            2,096,961
Circuit City Stores, Inc.                                                 216,000            2,188,080
Gap, Inc. (The)                                                           541,012           12,556,889
Home Depot, Inc. (The)                                                  3,469,933          123,147,922
Limited Brands, Inc.                                                      813,017           14,658,697
Lowe's Companies                                                          963,356           53,360,289
Office Depot, Inc.(1)                                                     238,664            3,988,075
Payless Shoesource, Inc.(1)                                                23,100              309,540
Pep Boys - Manny, Moe & Jack (The)                                         83,415            1,907,701
Pier 1 Imports, Inc.                                                       44,982              983,307
RadioShack Corp.                                                          677,904           20,798,095
Sherwin-Williams Co. (The)                                                 80,569            2,798,967
Staples, Inc.(1)                                                           92,500            2,525,250
Tiffany & Co.                                                              88,000            3,977,600
TJX Companies, Inc. (The)                                               2,016,834           44,471,190
Too, Inc.(1)                                                               38,284              646,234
------------------------------------------------------------------------------------------------------
                                                                                    $      388,917,927
------------------------------------------------------------------------------------------------------

TEXTILES, APPAREL AND LUXURY GOODS -- 0.5%

Coach, Inc.(1)                                                            365,720   $       13,805,930
Nike Inc., Class B                                                      1,079,222           73,883,538
Unifi, Inc.(1)                                                             42,921              276,840
------------------------------------------------------------------------------------------------------
                                                                                    $       87,966,308
------------------------------------------------------------------------------------------------------

THRIFTS AND MORTGAGE FINANCE -- 0.8%

Countrywide Financial Corp.                                               133,333   $       10,113,308
Fannie Mae                                                                406,147           30,485,394
Freddie Mac                                                               135,586            7,907,376
Golden West Financial Corporation                                          21,845            2,254,186
GreenPoint Financial Corp.                                              1,081,474           38,197,662
MGIC Investment Corp.                                                      85,000            4,839,900
Radian Group, Inc.                                                         30,800            1,501,500
Sovereign Bancorporation, Inc.                                             23,766   $          564,443
Washington Mutual, Inc.                                                 1,204,074           48,307,449
------------------------------------------------------------------------------------------------------
                                                                                    $      144,171,218
------------------------------------------------------------------------------------------------------

TOBACCO -- 0.2%

Altria Group Inc.                                                         593,732   $       32,310,895
UST, Inc.                                                                     439               15,668
------------------------------------------------------------------------------------------------------
                                                                                    $       32,326,563
------------------------------------------------------------------------------------------------------

WIRELESS TELECOMMUNICATION SERVICES -- 0.1%

AT&T Wireless Services, Inc.(1)                                         1,321,244   $       10,556,740
Nextel Communications, Inc., Class A(1)                                    73,122            2,051,803
Sprint Corp. - PCS Group(1)                                                19,754              111,017
Telephone and Data Systems, Inc.                                           70,844            4,431,292
Vodafone Group plc ADR                                                    116,617            2,920,090
------------------------------------------------------------------------------------------------------
                                                                                    $       20,070,942
------------------------------------------------------------------------------------------------------
TOTAL COMMON STOCKS
   (IDENTIFIED COST $14,558,336,419)                                                $   17,461,971,848
------------------------------------------------------------------------------------------------------





CONVERTIBLE PREFERRED STOCKS -- 0.0%

MULTI-UTILITIES AND UNREGULATED POWER -- 0.0%

Enron Corp.(1)(2)                                                          11,050   $            8,448
------------------------------------------------------------------------------------------------------
                                                                                    $            8,448
------------------------------------------------------------------------------------------------------
TOTAL CONVERTIBLE PREFERRED STOCKS
   (IDENTIFIED COST $4,500,777)                                                     $            8,448
------------------------------------------------------------------------------------------------------

PREFERRED STOCKS -- 0.0%

COMMERCIAL BANKS -- 0.0%

Wachovia Corp. (Dividend Equalization Preferred Shares)(1)                166,518   $              832
------------------------------------------------------------------------------------------------------
                                                                                    $              832
------------------------------------------------------------------------------------------------------
TOTAL PREFERRED STOCKS
   (IDENTIFIED COST $39,407)                                                        $              832
------------------------------------------------------------------------------------------------------

RIGHTS -- 0.0%

BANKS -- 0.0%

Bank United Corp. (Litigation Contingent Payment Rights)(1)               102,072   $           12,249
------------------------------------------------------------------------------------------------------
                                                                                    $           12,249
------------------------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
COMPUTERS AND BUSINESS EQUIPMENT -- 0.0%

Seagate Technology, Inc. (Tax Refund Rights)(1)(2)                        197,392   $                0
------------------------------------------------------------------------------------------------------
                                                                                    $                0
------------------------------------------------------------------------------------------------------

INTEGRATED TELECOMMUNICATION SERVICES -- 0.0%

McLeodUSA (Escrow Rights)(1)(2)                                         1,592,200   $                0
------------------------------------------------------------------------------------------------------
                                                                                    $                0
------------------------------------------------------------------------------------------------------
TOTAL RIGHTS
   (IDENTIFIED COST $50,596)                                                        $           12,249
------------------------------------------------------------------------------------------------------

SHORT-TERM INVESTMENTS -- 0.3%

                                                               PRINCIPAL
                                                               AMOUNT
SECURITY                                                       (000'S OMITTED)       VALUE
------------------------------------------------------------------------------------------------------
Investors Bank & Trust Company -
Time Deposit, 1.01%, 1/2/04                                    $           47,415   $       47,415,330
------------------------------------------------------------------------------------------------------
TOTAL SHORT-TERM INVESTMENTS
   (AT AMORTIZED COST, $47,415,330)                                                 $       47,415,330
------------------------------------------------------------------------------------------------------

COMMERCIAL PAPER -- 0.4%

                                                               PRINCIPAL
                                                               AMOUNT
SECURITY                                                       (000'S OMITTED)       VALUE
------------------------------------------------------------------------------------------------------
Old Line Funding Corp., 1.09%, 1/9/04                          $           25,000   $       24,993,944
Transamerica Finance Corp., 1.07%, 1/9/04                                  50,000           49,988,111
------------------------------------------------------------------------------------------------------
TOTAL COMMERCIAL PAPER
   (AT AMORTIZED COST, $74,982,055)                                                 $       74,982,055
------------------------------------------------------------------------------------------------------

TOTAL INVESTMENTS -- 99.9%
   (IDENTIFIED COST $14,685,324,584)                                                $   17,584,390,762
------------------------------------------------------------------------------------------------------

OTHER ASSETS, LESS LIABILITIES -- 0.1%                                              $       25,198,243
------------------------------------------------------------------------------------------------------

NET ASSETS -- 100.0%                                                                $   17,609,589,005
------------------------------------------------------------------------------------------------------

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

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2003

FINANCIAL STATEMENTS

STATEMENT OF ASSETS AND LIABILITIES

AS OF DECEMBER 31, 2003

ASSETS

Investments, at value
   (identified cost, $14,685,324,584)                       $   17,584,390,762
Cash                                                                     5,669
Receivable for investments sold                                      2,552,453
Dividends and interest receivable                                   22,326,200
Tax reclaim receivable                                                 578,423
------------------------------------------------------------------------------
TOTAL ASSETS                                                $   17,609,853,507
------------------------------------------------------------------------------

LIABILITIES

Payable to affiliate for Trustees' fees                     $            8,252
Accrued expenses                                                       256,250
------------------------------------------------------------------------------
TOTAL LIABILITIES                                           $          264,502
------------------------------------------------------------------------------
NET ASSETS APPLICABLE TO INVESTORS' INTEREST IN PORTFOLIO   $   17,609,589,005
------------------------------------------------------------------------------

SOURCES OF NET ASSETS

Net proceeds from capital contributions and withdrawals $ 14,710,453,882 Net unrealized appreciation (computed on the basis of
   identified cost)                                              2,899,135,123
------------------------------------------------------------------------------
TOTAL                                                       $   17,609,589,005
------------------------------------------------------------------------------

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

INVESTMENT INCOME

Dividends (net of foreign taxes, $2,599,762)                $      229,304,460
Interest                                                             3,621,452
------------------------------------------------------------------------------
TOTAL INVESTMENT INCOME                                     $      232,925,912
------------------------------------------------------------------------------

EXPENSES

Investment adviser fee                                      $       67,584,543
Trustees' fees and expenses                                             30,403
Custodian fee                                                        1,909,174
Legal and accounting services                                           85,806
Miscellaneous                                                          270,270
------------------------------------------------------------------------------
TOTAL EXPENSES                                              $       69,880,196
------------------------------------------------------------------------------

NET INVESTMENT INCOME                                       $      163,045,716
------------------------------------------------------------------------------

REALIZED AND UNREALIZED GAIN (LOSS)

Net realized gain (loss) --
   Investment transactions (identified cost basis)          $       73,809,988
   Securities sold short                                            (2,985,249)
   Foreign currency transactions                                        85,031
------------------------------------------------------------------------------
NET REALIZED GAIN                                           $       70,909,770
------------------------------------------------------------------------------
Change in unrealized appreciation (depreciation) --
   Investments (identified cost basis)                      $    3,174,871,573
   Securities sold short                                              (203,701)
   Foreign currency                                                     41,238
------------------------------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)        $    3,174,709,110
------------------------------------------------------------------------------

NET REALIZED AND UNREALIZED GAIN                            $    3,245,618,880
------------------------------------------------------------------------------

NET INCREASE IN NET ASSETS FROM OPERATIONS                  $    3,408,664,596
------------------------------------------------------------------------------
                      See notes to financial statements.

STATEMENTS OF CHANGES IN NET ASSETS


INCREASE (DECREASE)                     YEAR ENDED           YEAR ENDED
IN NET ASSETS                           DECEMBER 31, 2003    DECEMBER 31, 2002
------------------------------------------------------------------------------
From operations --
   Net investment income                $     163,045,716    $     139,150,041
   Net realized gain (loss)                    70,909,770         (459,996,840)
   Net change in unrealized
      appreciation (depreciation)           3,174,709,110       (3,312,547,564)
------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN
   NET ASSETS FROM OPERATIONS           $   3,408,664,596    $  (3,633,394,363)
------------------------------------------------------------------------------
Capital transactions --
   Contributions                        $   1,351,483,956    $   2,786,165,872
   Withdrawals                             (1,722,081,135)      (2,917,114,901)
------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS
   FROM CAPITAL TRANSACTIONS            $    (370,597,179)   $    (130,949,029)
------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN NET ASSETS   $   3,038,067,417    $  (3,764,343,392)
------------------------------------------------------------------------------

NET ASSETS

At beginning of year                    $  14,571,521,588    $  18,335,864,980
------------------------------------------------------------------------------
AT END OF YEAR                          $  17,609,589,005    $  14,571,521,588
------------------------------------------------------------------------------

                      See notes to financial statements.

SUPPLEMENTARY DATA

                                                                            YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------------------------
                                                2003              2002               2001               2000              1999
-----------------------------------------------------------------------------------------------------------------------------------
RATIOS/SUPPLEMENTAL DATA

Ratios (As a percentage of average
   daily net assets):
   Expenses                                          0.45%             0.45%              0.45%              0.45%             0.46%
   Net investment income                             1.05%             0.85%              0.64%              0.67%             0.72%
Portfolio Turnover                                     15%               23%                18%                13%               11%
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL RETURN(1)                                     23.88%           (19.52)%            (9.67)%               --                --
-----------------------------------------------------------------------------------------------------------------------------------
NET ASSETS, END OF YEAR (000'S OMITTED)    $   17,609,589    $   14,571,522     $   18,335,865     $   18,385,069    $   15,114,649
-----------------------------------------------------------------------------------------------------------------------------------

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

4    FEDERAL INCOME TAX BASIS OF UNREALIZED APPRECIATION (DEPRECIATION)

     The cost and unrealized appreciation (depreciation) in value of the investments owned at December 31, 2003 as computed on a federal income tax basis, were as follows:

    AGGREGATE COST                                          $   5,191,822,303
    -------------------------------------------------------------------------
    Gross unrealized appreciation                           $  12,396,006,523
    Gross unrealized depreciation                                  (3,438,064)
    -------------------------------------------------------------------------
    NET UNREALIZED APPRECIATION                             $  12,392,568,459
    -------------------------------------------------------------------------

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

                               DATE OF
    DESCRIPTION                ACQUISITION      SHARES         COST         FAIR VALUE
    ------------------------------------------------------------------------------------
    Applied Materials, Inc.       12/17/03       543,250   $  11,575,935   $  12,183,767
    eBay, Inc                      5/13/03       200,000       9,466,769      12,909,926
    eBay, Inc.                     2/19/03       318,000      12,143,667      20,534,485
    KLA-Tencor Corp.              12/17/03        50,000       2,744,377       2,929,100
    Sysco Corp.                   12/17/03        32,036       1,157,644       1,190,911
    ------------------------------------------------------------------------------------
                                                           $  37,088,392   $  49,748,189
    ------------------------------------------------------------------------------------

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

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 20, 2004

BELPORT CAPITAL FUND LLC

          INVESTMENT ADVISER OF
          TAX-MANAGED GROWTH PORTFOLIO
          AND BELPORT CAPITAL FUND LLC
          Boston Management and Research
          The Eaton Vance Building
          255 State Street
          Boston, MA 02109


          MANAGER OF BELPORT REALTY CORPORATION
          Boston Management and Research
          The Eaton Vance Building
          255 State Street
          Boston, MA 02109


          MANAGER OF BELPORT CAPITAL FUND LLC
          Eaton Vance Management
          The Eaton Vance Building
          255 State Street
          Boston, MA 02109


          CUSTODIAN AND TRANSFER AGENT
          Investors Bank & Trust Company
          200 Clarendon Street
          Boston, MA 02116


          INDEPENDENT AUDITORS
          Deloitte & Touche LLP
          200 Berkeley Street
          Boston, MA 02116

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 2004.

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



                                          By: /s/ Thomas E. Faust Jr.
                                              ------------------------
                                              Thomas E. Faust Jr.
                                              Chief Executive Officer

Date:  June 30, 2004



                                          By: /s/ Michelle A. Alexander
                                              -------------------------
                                              Michelle A. Alexander
                                              Chief Financial Officer

Date:  June 30, 2004

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

   3(a) Copy of Amendment No. 1 to the Fund's Limited Liability Company Agreement dated December 30, 2003 filed as Exhibit 3(a) to the Fund's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

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

  11           Not applicable and not filed.

  12           Not applicable and not filed.

  21 List of Subsidiaries of the Fund filed as Exhibit 21 to the Fund's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

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