Form 10-Q
period 2004-06-30
BELROSE CAPITAL FUND LLC
filed 2004-08-09
CIK 1170304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934
               For the quarterly period ended June 30, 2004
                                              -------------


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

                                   YES [X]      NO [ ]

                            BELROSE CAPITAL FUND LLC
                               Index to Form 10-Q

PART I    FINANCIAL INFORMATION                                            Page

Item 1.   Condensed Consolidated Financial Statements                        3

          Condensed Consolidated Statements of Assets and Liabilities
          as of June 30, 2004 (Unaudited) and December 31, 2003              3

          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended June 30, 2004 and 2003 and for the
          Six Months Ended June 30, 2004 and 2003                            4

          Condensed Consolidated Statements of Changes in Net Assets
          for the Six Months Ended June 30, 2004 (Unaudited) and the
          Year Ended December 31, 2003                                       6

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Six Months Ended June 30, 2004 and 2003                    7

          Financial Highlights (Unaudited) for the Six Months Ended
          June 30, 2004                                                      9

          Notes to Condensed Consolidated Financial Statements as of
          June 30, 2004 (Unaudited)                                         10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        23

Item 4.   Controls and Procedures                                           25

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 25

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
          of Equity Securities                                              25

Item 3.   Defaults Upon Senior Securities                                   25

Item 4.   Submission of Matters to a Vote of Security Holders               25

Item 5.   Other Information                                                 25

Item 6.   Exhibits and Reports on Form 8-K                                  26

SIGNATURES                                                                  27

EXHIBIT INDEX                                                               28

PART I.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                 June 30, 2004     December 31,
                                                  (Unaudited)          2003
                                                 --------------   --------------
Assets:
 Investment in Belvedere Capital Fund
  Company LLC (Belvedere Company)                $1,684,553,263   $1,640,828,100
 Investment in Partnership Preference Units          69,354,420       56,717,736
 Investment in other real estate                    489,128,933      473,491,403
 Short-term investments                               2,334,000        7,614,214
                                                 --------------   --------------
Total investments                                $2,245,370,616   $2,178,651,453
 Cash                                                 6,340,643        6,535,905
 Escrow deposits - restricted                         2,457,140        2,436,133
 Distributions and interest receivable                       97          400,960
 Other assets                                         5,741,675        3,660,997
 Open interest rate swap agreements, at value         5,175,227        1,423,867
                                                 --------------   --------------
Total assets                                     $2,265,085,398   $2,193,109,315
                                                 --------------   --------------

Liabilities:
 Loan payable - Credit Facility                  $  216,000,000   $  183,300,000
 Mortgages payable                                  344,219,483      344,219,483
 Distributions payable to minority shareholders               -           16,800
 Security deposits                                    1,029,636          968,110
 Swap interest payable                                   92,600           79,280
 Accrued expenses:
  Interest expense                                    2,347,965        2,319,122
  Property taxes                                      2,525,736        1,959,252
  Other expenses and liabilities                      2,093,505        1,782,021
 Minority interests in controlled subsidiaries       29,643,431       26,010,489
                                                 --------------   --------------
Total liabilities                                $  597,952,356   $  560,654,557
                                                 --------------   --------------

Net assets                                       $1,667,133,042   $1,632,454,758

                                                 --------------   --------------
Shareholders' Capital                            $1,667,133,042   $1,632,454,758
                                                 --------------   --------------

Shares outstanding                                   16,934,881       17,032,796
                                                 --------------   --------------

Net asset value and redemption price per Share   $        98.44   $        95.84
                                                 --------------   --------------

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                   Three Months    Three Months     Six Months     Six Months
                                                      Ended           Ended           Ended          Ended
                                                   June 30, 2004   June 30, 2003   June 30, 2004  June 30, 2003
                                                   -------------   -------------   -------------  -------------
Investment Income:
 Dividends allocated from Belvedere Company
  (net of foreign taxes of $138,823, $92,084,
  $207,839, and $151,447, respectively)            $  6,377,891    $  5,063,208    $ 12,145,956   $  9,806,609
 Interest allocated from Belvedere Company               19,225         158,393          47,208        246,968
 Expenses allocated from Belvedere Company           (2,477,944)     (2,128,086)     (4,978,269)    (4,044,132)
                                                   -------------   -------------   -------------  -------------
 Net investment income allocated from
  Belvedere Company                                $  3,919,172    $  3,093,515    $  7,214,895   $  6,009,445
 Rental income                                       16,312,522      16,086,495      32,523,311     32,420,280
 Distributions from Partnership Preference Units      1,177,774       1,198,457       3,952,184      2,195,038
 Interest                                                62,990          26,591         122,177         46,376
                                                   -------------   -------------   -------------  -------------
Total investment income                            $ 21,472,458    $ 20,405,058    $ 43,812,567   $ 40,671,139
                                                   -------------   -------------   -------------  -------------

Expenses:
 Investment advisory and administrative fees       $  1,428,580    $  1,234,123    $  2,836,163   $  2,368,839
 Property management fees                               654,243         649,248       1,300,770      1,301,734
 Distribution and servicing fees                        807,645         684,681       1,629,405      1,296,752
 Interest expense on mortgages                        6,579,658       6,579,443      13,159,099     13,158,882
 Interest expense on Credit Facility                    790,827         748,300       1,531,057      1,480,592
 Property and maintenance expenses                    4,536,233       4,471,340       8,995,593      8,728,038
 Property taxes and insurance                         2,030,302       2,126,971       4,060,504      4,316,313
 Miscellaneous                                          223,528         313,876         375,975        585,711
                                                   -------------   -------------   -------------  -------------
Total expenses                                     $ 17,051,016    $ 16,807,982    $ 33,888,566   $ 33,236,861
Deduct-
 Reduction of investment advisory
  and administrative fees                               409,847         344,919         820,842        650,361
                                                   -------------   -------------   -------------  -------------
Net expenses                                       $ 16,641,169    $ 16,463,063    $ 33,067,724   $ 32,586,500
                                                   -------------   -------------   -------------  -------------
Net investment income before
 minority interests in net income of
 controlled subsidiaries                           $  4,831,289    $  3,941,995    $ 10,744,843   $  8,084,639
Minority interests in net income
 of controlled subsidiaries                            (508,514)       (458,996)       (981,722)      (973,697)
                                                   -------------   -------------   -------------  -------------
Net investment income                              $  4,322,775    $  3,482,999    $  9,763,121   $  7,110,942
                                                   -------------   -------------   -------------  -------------

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                   Three Months    Three Months     Six Months     Six Months
                                                      Ended           Ended           Ended          Ended
                                                   June 30, 2004   June 30, 2003   June 30, 2004  June 30, 2003
                                                   -------------   -------------   -------------  -------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions and foreign
  currency transactions allocated from
  Belvedere Company (identified cost basis)        $  2,723,087    $  2,425,286    $  8,789,601   $ (2,920,634)
 Investment transactions in Partnership
  Preference Units (identified cost basis)           (4,828,100)              -      (1,779,381)             -
 Interest rate swap agreements(1)                    (1,068,524)   $ (1,131,355)     (2,063,952)    (2,182,638)
                                                   -------------   -------------   -------------  -------------
Net realized (loss) gain                           $ (3,173,537)   $  1,293,931    $  4,946,268   $ (5,103,272)
                                                   -------------   -------------   -------------  -------------

Change in unrealized appreciation
 (depreciation) -
  Investments and foreign currency
   allocated from Belvedere Company
   (identified cost basis)                         $ 14,549,114    $ 166,965,607   $ 39,351,842   $109,175,976
  Investments in Partnership Preference Units
   (identified cost basis)                            2,219,810         2,211,391    (1,616,796)     7,171,989
  Investments in other real estate (net of
   minority interests in unrealized gain (loss)
   of controlled subsidiaries of $1,353,009,
   $86,763, $333,924 and $(4,648,190),
   respectively)                                        738,813        3,138,098      1,088,037      3,947,885
  Interest rate swap agreements                       8,115,687       (4,300,825)     3,751,360     (4,942,316)
                                                   -------------   -------------   -------------  -------------
Net change in unrealized appreciation
 (depreciation)                                    $ 25,623,424    $ 168,014,271   $ 42,574,443   $115,353,534
                                                   -------------   -------------   -------------  -------------

Net realized and unrealized gain                   $ 22,449,887    $ 169,308,202   $ 47,520,711   $110,250,262
                                                   -------------   -------------   -------------  -------------

Net increase in net assets from operations         $ 26,772,662    $ 172,791,201   $ 57,283,832   $117,361,204
                                                   =============   =============   =============  =============

(1) Amounts represent periodic payments made in connection with interest rate swap agreements. (Note 5)

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                                   Six Months
                                                     Ended         Year Ended
                                                 June 30, 2004    December 31,
                                                  (Unaudited)         2003
                                                ---------------  ---------------
Increase (Decrease) in Net Assets:
 Net investment income                          $    9,763,121   $   15,279,642
 Net realized gain from investment
  transactions, foreign currency transactions
  and interest rate swap agreements                  4,946,268        2,449,130
 Net change in unrealized appreciation
  (depreciation) of investments, foreign
  currency and interest rate swap agreements        42,574,443      311,836,713
                                                ---------------  ---------------
Net increase in net assets from operations      $   57,283,832   $  329,565,485
                                                ---------------  ---------------

Transactions in Fund Shares -
 Investment securities contributed              $            -   $   95,047,136
 Less - Selling commissions                                  -         (325,083)
                                                ---------------  ---------------
 Net contributions                              $            -   $   94,722,053
 Net asset value of Fund Shares issued to
  Shareholders in payment of distributions
  declared                                      $    5,415,563   $      348,050
 Net asset value of Fund Shares redeemed           (14,905,858)     (33,374,471)
                                                ---------------  ---------------
Net (decrease) increase in net assets from
 Fund Share transactions                        $   (9,490,295)  $   61,695,632
                                                ---------------  ---------------

Distributions -
 Distributions to Shareholders                  $  (13,115,253)  $     (808,014)
                                                ---------------  ---------------
Total distributions                             $  (13,115,253)  $     (808,014)
                                                ---------------  ---------------

Net increase in net assets                      $   34,678,284   $  390,453,103

Net assets:
 At beginning of period                         $1,632,454,758   $1,242,001,655
                                                ---------------  ---------------
 At end of period                               $1,667,133,042   $1,632,454,758
                                                ===============  ===============

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                         Six Months      Six Months
                                                                           Ended           Ended
                                                                        June 30, 2004   June 30, 2003
                                                                        -------------   --------------
Cash Flows From (For) Operating Activities -
Net increase in net assets from operations                              $ 57,283,832    $ 117,361,204
Adjustments to reconcile net increase in net assets from operations to net cash flows for operating activities -
  Net investment income allocated from Belvedere Company                  (7,214,895)      (6,009,445)
  (Increase) decrease in escrow deposits                                     (21,007)         602,632
  (Increase) decrease in other assets                                     (1,972,719)         224,340
  Decrease in distributions and interest receivable                          400,863           39,096
  Increase in interest payable for open swap agreements                       13,320           27,791
  Increase (decrease) in security deposits, accrued interest and
   other expenses and liabilities                                            363,141         (480,625)
  Increase in accrued property taxes                                         497,236          103,389
  Purchases of Partnership Preference Units                              (57,172,890)      (8,033,600)
  Proceeds from sales of Partnership Preference Units                     41,140,029                -
  Payment for investment in other real estate                             (9,339,576)               -
  Improvements to rental property                                         (2,541,096)      (1,870,841)
  Decrease (increase) in short-term investments                            5,280,214       (1,402,053)
  Net decrease in investment in Belvedere Company                                  -        1,651,420
  Net interest incurred on interest rate swap agreements                  (2,063,952)      (2,182,638)
  Minority interests in net income of controlled subsidiaries                981,722          973,697
  Net realized (gain) loss from investment transactions                   (4,946,268)       5,103,272
  Net change in unrealized (appreciation) depreciation of investments    (42,574,443)    (115,353,534)
                                                                        -------------   --------------
Net cash flows for operating activities                                 $(21,886,489)   $  (9,245,895)
                                                                        -------------   --------------

Cash Flows From (For) Financing Activities -
 Proceeds from Credit Facility                                          $ 32,700,000    $  13,000,000
 Payments on behalf of investors (selling commissions)                             -         (325,083)
 Payments for Fund Shares redeemed                                        (3,274,683)      (2,874,086)
 Distributions paid to minority shareholders                                 (34,400)               -
 Distributions paid to Shareholders                                       (7,699,690)        (459,964)
 Capital contributed to controlled subsidiaries                                    -          105,717
                                                                        -------------   --------------
Net cash flows from financing activities                                $ 21,691,227    $   9,446,584
                                                                        -------------   --------------

Net (decrease) increase in cash                                         $   (195,262)   $     200,689

Cash at beginning of period                                             $  6,535,905    $   7,214,141
                                                                        -------------   --------------
Cash at end of period                                                   $  6,340,643    $   7,414,830
                                                                        =============   ==============

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                         Six Months      Six Months
                                                                           Ended           Ended
                                                                        June 30, 2004   June 30, 2003
                                                                        -------------   --------------
Supplemental Disclosure and Non-cash Investing and
 Financing Activities -
  Securities contributed by Shareholders, invested in
   Belvedere Company                                                    $          -    $  95,047,136
  Interest paid on loan - Credit Facility                               $  1,480,222    $   1,389,862
  Interest paid on mortgages                                            $ 12,952,482    $  12,952,265
  Interest paid on swap agreements                                      $  2,050,632    $   2,154,847
  Market value of securities distributed in payment of
   redemptions                                                          $ 11,631,175    $  19,075,753
  Market value of real property and other assets, net of
   current liabilities, assumed in conjunction with the
   acquisition of other real estate                                     $ 11,674,470    $           -

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of June 30, 2004
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FINANCIAL HIGHLIGHTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004
--------------------------------------------------------------------------------
Net asset value - Beginning of period                                  $ 95.840
--------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
--------------------------------------------------------------------------------
Net investment income(6)                                               $  0.573
Net realized and unrealized gain                                          2.797
--------------------------------------------------------------------------------
TOTAL INCOME FROM OPERATIONS                                           $  3.370
--------------------------------------------------------------------------------

DISTRIBUTIONS
--------------------------------------------------------------------------------
Distributions to Shareholders                                          $ (0.770)
--------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                                    $ (0.770)
--------------------------------------------------------------------------------

NET ASSET VALUE - END OF PERIOD                                        $ 98.440
--------------------------------------------------------------------------------

TOTAL RETURN(1)                                                            3.54%
--------------------------------------------------------------------------------

                                               As a Percentage  As a Percentage
                                               of Average Net   of Average Gross
RATIOS                                           Assets(5)        Assets(2)(5)
--------------------------------------------------------------------------------
Expenses of Consolidated Real Property
Subsidiaries
 Interest and other borrowing costs(7)           1.29%(9)           0.99%(9)
 Operating expenses(7)                           1.42%(9)           1.10%(9)
Belrose Capital Fund LLC Expenses
 Interest and other borrowing costs(4)(8)        0.19%(9)           0.14%(9)
 Investment advisory and administrative fees,
  servicing fees and other Fund operating
  expenses(3)(4)                                 1.08%(9)           0.83%(9)
                                              ----------------------------------
Total expenses                                   3.98%              3.06%

Net investment income                            1.19%(9)           0.91%(9)
--------------------------------------------------------------------------------

SUPPLEMENTAL DATA
--------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                            $1,667,133
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)         1.73%
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

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of June 30, 2004 Notes to Condensed Consolidated Financial Statements (Unaudited)


1    Organization and Basis of Presentation

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

The balance sheet at December 31, 2003 and the statement of changes in net assets for the year then ended have been derived from the December 31, 2003 audited financial statements but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain  amounts  in  the  prior  periods'  condensed   consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  period
presentation.

During the quarter ended June 30, 2004, Belrose Realty Corporation (Belrose Realty) made an indirect investment in real property through a newly established controlled subsidiary, Deerfield Property Trust (Deerfield), as described below. The consolidated financial statements include the accounts of Deerfield and all material intercompany accounts and transactions have been eliminated.

SUBSIDIARY -

Deerfield - On May 3, 2004, Belrose Realty entered into an agreement to establish and acquire a majority interest in a controlled subsidiary, Deerfield. On June 30, 2004, Deerfield acquired a majority interest in three industrial properties located in two states (Georgia and Ohio). On August 4, 2004, Deerfield acquired an additional fifteen industrial properties located in five states (Florida, New Jersey, Ohio, Pennsylvania and South Carolina). Belrose Realty owns 100% of the Class A Units of Deerfield, representing 60% of the voting interests in Deerfield and a minority shareholder (the Deerfield Minority Shareholder) owns 100% of the Class B units, representing 40% of the voting interests in Deerfield. The Class B equity interest is recorded as a minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belrose Realty has priority in distributions and has greater voting rights than the holder of the Class B units. From and after August 4, 2013, either Belrose Realty or the Deerfield Minority Shareholder may cause a liquidation of Deerfield and, if Belrose Realty makes that election, the Deerfield Minority Shareholder has the right either to purchase either the shares of Deerfield owned by Belrose Realty or to acquire the assets of Deerfield, in either case at a price determined through an appraisal of the assets of Deerfield.

2    Estate Freeze

Shareholders in Belrose Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 7.75% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. The existence of restructured Fund Shares does not adversely affect Shareholders who do not participate in the election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares. The allocation of Belrose Capital's net asset value per Share at June 30, 2004 and December 31, 2003, between Preferred and Common shares that have been restructured is as follows:

                         Per Share Value At            Per Share Value At
                           June 30, 2004               December 31, 2003
                        --------------------------------------------------------
                        Preferred     Common          Preferred     Common
Date of Contribution     Shares       Shares           Shares       Shares
--------------------------------------------------------------------------------
 February 19, 2003       $ 76.74      $ 21.70          $ 74.80      $ 21.04

3    Investment Transactions

The following table summarizes the Fund's investment transactions for the six months ended June 30, 2004 and June 30, 2003:


                                              Six Months Ended  Six Months Ended
         Investment Transaction                June 30, 2004     June 30, 2003
--------------------------------------------------------------------------------
Increases in investment in Belvedere Company   $          -      $ 95,047,136
Decreases in investment in Belvedere Company   $ 11,631,175      $ 20,727,173
Acquisition of other real property(1)          $  9,339,576      $          -
Purchases of Partnership Preference Units(2)   $ 57,172,890      $  8,033,600
Sales of Partnership Preference Units(3)       $ 41,140,029      $          -

(1) On June 30, 2004, Belrose Realty purchased an indirect investment in real property through a controlled subsidiary, Deerfield, as described below. At the date of the transaction, the value of Belrose Realty's interest in its real property investment in Deerfield was $9,341,847.
(2) Purchases of Partnership Preference Units during the six months ended June 30, 2004 and June 30, 2003, represent Partnership Preference Units purchased from other investment funds advised by Boston Management and Research (Boston Management).
(3) Sales of Partnership Preference Units for the six months ended June 30, 2004 include Partnership Preference Units sold to another investment fund advised by Boston Management for which a loss of $4,828,100 was recognized. There were no sales for the six months ended June 30, 2003.

On May 3, 2004, Belrose Realty entered into an agreement to establish and acquire a majority interest in a controlled subsidiary, Deerfield. On June 30, 2004, Deerfield acquired a majority interest in three separate industrial properties. The seller retained a minority interest in the properties and an affiliate of the Deerfield Minority Shareholder manages the properties. When

Deerfield acquired the real estate investment, a portion of the real estate's purchase price was allocated to the estimated fair value of in-place leases in accordance with Statement of Financial Accounting Standards 141. At June 30, 2004, the real estate investment balance includes the estimated fair value of net unfavorable in-place leases totaling $21,073 at acquisition. The properties are leased under fixed-term operating leases on a long-term basis. At June 30, 2004, the minimum lease payments expected to be received by Deerfield on leases with lease periods greater than one year are as follows:


          Twelve Months Ending June 30,             Amount
          --------------------------------------------------
          2005                                     $ 982,522
          2006                                       941,345
          2007                                       981,016
          2008                                       956,592
          2009                                       785,979
          Thereafter                               3,581,264
                                                  ----------
                                                  $8,228,718
                                                  ==========


On August 4,  2004,  the Fund made an  additional  investment  in  Deerfield  of
$153,542,090. Deerfield concurrently acquired a majority interest in an additional fifteen industrial properties. An affiliate of the Deerfield Minority Shareholder manages the properties. All of the Deerfield properties are leased under fixed-term operating leases on a long-term basis.


4    Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company), for the six months ended June 30, 2004 and June 30, 2003, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                               Six Months Ended     Six Months Ended
                                                                                 June 30, 2004       June 30, 2003
  ------------------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio(1)                               $ 11,762,239,521     $ 9,599,217,401
The Fund's investment in Belvedere Company(2)                                  $  1,684,553,263     $ 1,450,899,286
Income allocated to Belvedere Company from the Portfolio                       $     83,686,364     $    66,798,353
Income allocated to the Fund from Belvedere Company                            $     12,193,164     $    10,053,577
Expenses allocated to Belvedere Company from the Portfolio                     $     25,387,360     $    20,113,419
Expenses allocated to the Fund from Belvedere Company                          $      4,978,269     $     4,044,132
Net realized gain (loss) from investment transactions and foreign currency
 transactions allocated to Belvedere Company from the Portfolio                $     72,573,659     $   (17,889,099)
Net realized gain (loss) from investment transactions and foreign currency
 transactions allocated to the Fund from Belvedere Company                     $      8,789,601     $    (2,920,634)
Net change in unrealized appreciation (depreciation) of investments and
 foreign currency allocated to Belvedere Company from the Portfolio            $    255,505,090     $   698,962,649
Net change in unrealized appreciation (depreciation) of investments and
 foreign currency allocated to the Fund from Belvedere Company                 $     39,351,842     $   109,175,976
  ------------------------------------------------------------------------------------------------------------------

(1) As of June 30, 2004 and 2003, the value of Belvedere Company's interest in the Portfolio represents 64.7% and 61.7% of the Portfolio's net assets, respectively.
(2) As of June 30, 2004 and 2003, the Fund's investment in Belvedere Company represents 14.3% and 15.1% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at June 30, 2004, December 31, 2003 and June 30, 2003 and its operations for the six months ended June 30, 2004, for the year ended December 31, 2003 and for the six months ended June 30, 2003 follows:

                                       June 30,          December 31,          June 30,
                                         2004                2003                2003
                                   ----------------------------------------------------------
Investments, at value               $18,156,546,589     $17,584,390,762     $15,616,951,272
Other assets                             30,174,170          25,462,745          26,660,614
---------------------------------------------------------------------------------------------
Total assets                        $18,186,720,759     $17,609,853,507     $15,643,611,886
Total liabilities                           138,607             264,502          93,843,137
---------------------------------------------------------------------------------------------
Net assets                          $18,186,582,152     $17,609,589,005     $15,549,768,749
=============================================================================================
Dividends and interest              $   131,109,908     $   232,925,912     $   109,393,140
---------------------------------------------------------------------------------------------
Investment adviser fee              $    38,780,667     $    67,584,543     $    31,979,032
Other expenses                            1,025,267           2,295,653             985,298
---------------------------------------------------------------------------------------------
Total expenses                      $    39,805,934     $    69,880,196     $    32,964,330
---------------------------------------------------------------------------------------------
Net investment income               $     91,303,974    $   163,045,716     $    76,428,810
Net realized gain (loss) from
 investment transactions and
 foreign currency transactions           118,166,339         70,909,770         (29,306,399)
Net change in unrealized
 appreciation (depreciation) of
 investments and foreign currency        397,547,485      3,174,709,110       1,126,151,279
---------------------------------------------------------------------------------------------
Net increase in net assets from
 operations                         $    607,017,798    $ 3,408,664,596     $ 1,173,273,690
---------------------------------------------------------------------------------------------

5    Interest Rate Swap Agreements

Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belrose Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at June 30, 2004 and December 31, 2003 are listed below.

             Notional                                Initial
              Amount                                 Optional         Final         Unrealized          Unrealized
Effective     (000's     Fixed       Floating       Termination    Termination    Appreciation at     Appreciation at
  Date       omitted)    Rate          Rate            Date           Date         June 30, 2004     December 31, 2003
----------------------------------------------------------------------------------------------------------------------
  10/03      $ 31,588    4.180%    LIBOR + 0.30%       7/09          6/10           $  953,203          $  210,531
  10/03        37,943    4.160%    LIBOR + 0.30%      11/09          6/10            1,162,378             252,843
  10/03        83,307    4.045%    LIBOR + 0.30%        -            6/10            2,982,460             960,493
  06/04       108,168    4.875%    LIBOR + 0.00%        -            6/12               77,186*                  -
----------------------------------------------------------------------------------------------------------------------
Total                                                                               $5,175,227          $1,423,867
----------------------------------------------------------------------------------------------------------------------

* On May 3, 2004, Belrose Capital entered into a forward interest rate swap agreement with Merrill Lynch Capital Services, Inc. in anticipation of its future investment in a controlled subsidiary Deerfield for the purpose of hedging the interest rate of substantially all of the expected fixed-rate mortgage financing of the real property over the expected 8-year term. A portion of this agreement was terminated in July 2004 and the Fund realized a gain of $60,454 upon the partial termination.

6    Credit Facility

In August 2004, additional borrowings under the Credit Facility in the amount of $57,000,000 were used to purchase an additional interest in the real estate investment Deerfield, a real estate subsidiary of Belrose Realty. This borrowing accrues interest at a rate of one-month LIBOR plus 0.38% per annum.

On August 4, 2004, Deerfield acquired a majority interest in fifteen industrial properties (see Note 3). To finance the Fund's investment in the properties acquired by Deerfield, Belrose Capital increased the amount available under its credit arrangement with Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) by $66,000,000 under a temporary arrangement (the Temporary Arrangement) and borrowed that amount. The borrowing under the Temporary Arrangement accrues interest at a rate of one-month LIBOR plus 0.90% and is for a term of sixty days, subject to a thirty-day extension. Any unused amount of the increase pertaining to the Temporary Arrangement is subject to a commitment fee of 0.10% per annum. The assets of Belrose Capital, excluding the assets of Bel Apartment Properties Trust (Bel Apartment), Katahdin Property Trust LLC (Katahdin), Bel Communities Property Trust (Bel Communities) and Deerfield, secure all borrowings under the credit arrangement with Merrill Lynch.

Deerfield expects to obtain first mortgage financing for its investment in real properties in the third and fourth quarters of 2004. The proceeds from such first mortgage financing will be used to repay Belrose Capital, and accordingly, Belrose Capital will repay its borrowings under the Temporary Arrangement and a portion of other borrowings under the Credit Facility.

7    Segment Information

Belrose Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belrose Capital invests in real estate assets through its subsidiary Belrose Realty. Belrose Realty invests directly in Partnership Preference Units and indirectly in real property through controlled subsidiaries Bel Apartment, Katahdin, Bel Communities and Deerfield (Note 1).

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

                                                         Tax-Managed
For the Three Months Ended                                  Growth             Real
June 30, 2004                                             Portfolio*          Estate            Total
----------------------------------------------------------------------------------------------------------
Revenue                                                  $  3,919,172      $ 17,513,176      $ 21,432,348
Interest expense on mortgages                                       -        (6,579,658)       (6,579,658)
Interest expense on Credit Facility                                 -          (641,076)         (641,076)
Operating expenses                                           (317,097)       (8,073,638)       (8,390,735)
Minority interest in net income of controlled
 subsidiaries                                                       -          (508,514)         (508,514)
----------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                    $  3,602,075      $  1,710,290      $  5,312,365
Net realized gain (loss)                                    2,723,087        (5,896,624)       (3,173,537)
Net change in unrealized appreciation (depreciation)       14,549,114        11,074,310        25,623,424
----------------------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM OPERATIONS OF
 REPORTABLE SEGMENTS                                     $ 20,874,276      $  6,887,976      $ 27,762,252
----------------------------------------------------------------------------------------------------------


                                                         Tax-Managed
For the Three Months Ended                                  Growth             Real
June 30, 2003                                             Portfolio*         Estate            Total
----------------------------------------------------------------------------------------------------------
Revenue                                                  $  3,093,515      $ 17,306,971      $ 20,400,486
Interest expense on mortgages                                       -        (6,579,443)       (6,579,443)
Interest expense on Credit Facility                                 -          (710,885)         (710,885)
Operating expenses                                           (223,639)       (8,070,975)       (8,294,614)
Minority interest in net income of controlled
 subsidiaries                                                       -          (458,996)         (458,996)
----------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                    $  2,869,876      $   1,486,672     $  4,356,548
Net realized gain (loss)                                    2,425,286         (1,131,355)       1,293,931
Net change in unrealized appreciation (depreciation)      166,965,607          1,048,664      168,014,271
----------------------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM OPERATIONS OF
 REPORTABLE SEGMENTS                                     $172,260,769      $  1,403,981      $173,664,750
----------------------------------------------------------------------------------------------------------


                                                         Tax-Managed
For the Six Months Ended                                    Growth            Real
June 30, 2004                                             Portfolio*         Estate            Total
----------------------------------------------------------------------------------------------------------
Revenue                                                  $  7,214,895      $ 36,534,481      $ 43,749,376
Interest expense on mortgages                                       -       (13,159,099)      (13,159,099)
Interest expense on Credit Facility                                 -        (1,255,467)       (1,255,467)
Operating expenses                                           (618,904)      (15,999,501)      (16,618,405)
Minority interest in net income of controlled
 subsidiaries                                                       -          (981,722)         (981,722)
----------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                    $  6,595,991      $  5,138,692      $ 11,734,683
Net realized gain (loss)                                    8,789,601        (3,843,333)        4,946,268
Net change in unrealized appreciation (depreciation)       39,351,842         3,222,601        42,574,443
----------------------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM OPERATIONS OF
 REPORTABLE SEGMENTS                                     $ 54,737,434      $  4,517,960      $ 59,255,394
----------------------------------------------------------------------------------------------------------


                                                         Tax-Managed
For the Six Months Ended                                    Growth            Real
June 30, 2003                                             Portfolio*         Estate            Total
----------------------------------------------------------------------------------------------------------
Revenue                                                  $  6,009,445      $ 34,653,882     $ 40,663,327
Interest expense on mortgages                                       -       (13,158,882)     (13,158,882)
Interest expense on Credit Facility                                 -        (1,406,562)      (1,406,562)
Operating expenses                                           (419,053)      (15,964,270)     (16,383,323)
Minority interest in net income of controlled
 subsidiaries                                                       -          (973,697)        (973,697)
----------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                    $  5,590,392      $  3,150,471     $  8,740,863
Net realized loss                                          (2,920,634)       (2,182,638)      (5,103,272)
Net change in unrealized appreciation (depreciation)      109,175,976         6,177,558      115,353,534
----------------------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM OPERATIONS OF
 REPORTABLE SEGMENTS                                     $111,845,734      $  7,145,391     $118,991,125
----------------------------------------------------------------------------------------------------------


                                      Tax-Managed Growth          Real
At June 30, 2004                          Portfolio*             Estate             Total
----------------------------------------------------------------------------------------------
Segment assets                        $1,684,553,263         $578,189,649       $2,262,742,912
Segment liabilities                                -          563,450,625          563,450,625
----------------------------------------------------------------------------------------------

Net assets of reportable segments     $1,684,553,263         $ 14,739,024       $1,699,292,287
----------------------------------------------------------------------------------------------


At December 31, 2003
----------------------------------------------------------------------------------------------
Segment assets                        $1,640,828,100         $544,254,775       $2,185,082,875
Segment liabilities                                -          533,483,765          533,483,765
----------------------------------------------------------------------------------------------

Net assets of reportable segments     $1,640,828,100         $ 10,771,010       $1,651,599,110
----------------------------------------------------------------------------------------------

* Belrose Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                           Three Months      Three Months       Six Months        Six Months
                                               Ended             Ended             Ended             Ended
                                           June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003
                                         -----------------------------------------------------------------------
Revenue:
 Revenue from reportable segments          $ 21,432,348      $ 20,400,486      $ 43,749,376       $ 40,663,327
 Unallocated amounts:
  Interest earned on cash not invested
   in the Portfolio or in subsidiaries           40,110             4,572            63,191              7,812
                                         -----------------------------------------------------------------------
Total revenue                              $ 21,472,458      $ 20,405,058      $ 43,812,567       $ 40,671,139
                                         -----------------------------------------------------------------------
Net increase (decrease) in net assets
  from operations:
 Net increase in net assets from
  operations of reportable segments        $ 27,762,252      $173,664,750      $ 59,255,394       $118,991,125
 Unallocated amounts:
  Interest earned on cash not invested
   in the Portfolio or in subsidiaries           40,110             4,572            63,191              7,812
 Unallocated amounts (1):
  Distribution and servicing fees              (807,645)         (684,681)       (1,629,405)        (1,296,752)
  Audit, tax and legal fees                     (39,115)         (118,413)          (75,888)          (203,661)
  Interest expense on Credit Facility          (149,751)          (37,415)         (275,590)           (74,030)
  Other operating expenses                      (33,189)          (37,612)          (53,870)           (63,290)
                                         -----------------------------------------------------------------------
Total net increase in net assets from
 operations                                $ 26,772,662      $172,791,201      $ 57,283,832       $117,361,204
                                            --------------------------------------------------------------------

                                       June 30, 2004        December 31, 2003
                                       --------------------------------------
Net assets:
 Net assets of reportable segments     $1,699,292,287        $1,651,599,110
 Unallocated cash(2)                            8,486               412,226
 Short-term investments(2)                  2,334,000             7,614,214
 Loan payable - Credit Facility(3)        (34,353,989)          (27,026,426)
 Other liabilities                           (147,742)             (144,366)
                                       --------------------------------------
Total net assets                       $1,667,133,042        $1,632,454,758
                                       --------------------------------------

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2004 COMPARED TO THE QUARTER ENDED JUNE 30, 2003
--------------------------------------------------------------------------------

(a) RESULTS OF OPERATIONS.
--------------------------

Increases and decreases from operations in the Fund's net asset value per share are derived from net investment income (or loss) and realized and unrealized gains and losses on investments. The Fund's net investment income (or loss) is determined by subtracting the Fund's total expenses from its investment income and then deducting the minority interest in net income (or loss) of the controlled subsidiaries of Belrose Realty Corporation (Belrose Realty). The Fund's investment income includes the net investment income allocated to the Fund from Belvedere Capital Fund Company LLC (Belvedere Company), rental income from the properties owned by Belrose Realty's controlled subsidiaries, partnership income allocated to the income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) owned by Belrose Realty and interest earned on the Fund's short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends, interest and expenses allocated to Belvedere Company by Tax-Managed Growth Portfolio (the Portfolio) less the expenses of Belvedere Company allocated to the Fund. The Fund's total expenses include the Fund's investment advisory and administrative fees, distribution and servicing fees, interest expense from mortgages on properties owned by Belrose Realty's controlled subsidiaries, interest expense on the Fund's Credit Facility (as described in Item 2(b) below), property management fees, property taxes, insurance, maintenance and other expenses relating to the properties owned by Belrose Realty's controlled subsidiaries, and other miscellaneous expenses. The Fund's realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund's indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belrose Realty, the Fund's interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

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

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the Standard & Poor's 500 Composite Index (the S&P 500) as the Fund's primary performance benchmark. The S&P 500 is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interest in the Portfolio. In measuring the performance of the Fund's real estate investments held through Belrose Realty, Eaton Vance considers whether, through current returns and changes in valuation, the real











------------------------
(1) Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. The Portfolio's total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for certain fund expenses. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P
     500. It is not possible to invest directly in an Index.

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

The Fund's total return was 1.62% for the quarter ended June 30, 2004. This return reflects an increase in the Fund's net asset value per share from $96.87 to $98.44 during the period. For comparison, the S&P 500 had a total return of 1.72% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.31% during the period. Last year, the Fund had a total return performance of 13.63% for the quarter ended June 30, 2003. This return reflected an increase in the Fund's net asset value per share from $73.42 to $83.43 during the period. For comparison, the S&P 500 had a total return of 15.39% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.09% during that period.

PERFORMANCE OF THE PORTFOLIO. For the quarter ended June 30, 2004, the Portfolio's total return was 1.31%. This compares to a total return of 1.72% for the S&P 500. In the second quarter, U.S. equity returns were supported by strengthening employment trends, robust manufacturing activity and rising corporate profits. At the same time, uncertainty over the situation in Iraq and the prospect of rising interest rates and inflation weighed on investors and held back returns. During the quarter, growth stocks outperformed value stocks, and small-caps performed better than large-caps and mid-caps.

The Portfolio's modest underperformance during the quarter was attributable in part to a relative overweighting of certain weaker performing industry groups, specifically specialty retail and media. In addition, the Portfolio was underweight internet software and communications equipment stocks, which rallied during the period. Concerns about future trends in consumer spending caused the Portfolio to trim its relative overweighting of the discretionary and staples sectors during the quarter. The Portfolio also reduced healthcare and technology investments during the quarter, mainly in the lagging biotech and semi-conductor groups. During the quarter, the Portfolio continued to overweight airfreight and machinery holdings, which contributed positively to the Portfolio's performance. The Portfolio benefited from the strong performance of stocks in the food, staples retailing and commercial bank industries during the quarter, as well as from increased exposure to energy stocks. Material stocks were also solid performers during the quarter and, despite the Portfolio's underweight of the sector versus the S&P 500, the performance of the Portfolio's holdings in the metals and mining group was noteworthy. Valuation and regulatory concern prompted a continued de-emphasis of multi-line utilities and diversified telecom companies.

For the quarter ended June 30, 2003, the Portfolio's total return was 13.54% compared to the 15.39% total return for the S&P 500. During the quarter, the S&P 500 posted its best quarterly return in five years, with favorable fiscal and monetary policy developments, progress in Iraq and signs of an improving economy contributing to a stronger market. The Portfolio's relative underperformance was attributable primarily to its lower exposure to higher-volatility, lower-quality stocks that were the strongest performers in the sharp market rally.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belrose Realty. As of June 30, 2004, real estate investments included three real estate joint ventures that operate multifamily properties (the Multifamily Joint Ventures), a portfolio of Partnership Preference Units issued by partnerships affiliated with publicly traded real estate investment trusts (REITs) and a real estate joint venture that operates industrial properties, Deerfield Property Trust (Deerfield). The Multifamily Joint Ventures and Deerfield are referred to as the Real Estate Joint Ventures. As of June 30, 2004, the estimated fair value of the Fund's real estate investments represented 24.7% of the Fund's total assets on a consolidated basis. After adjusting for minority interests in the Multifamily Joint Ventures and Deerfield, the Fund's real estate investments represented 27.8% of the Fund's net assets as of June 30, 2004. The Multifamily Joint Ventures and Deerfield are collectively referred to herein as the Real Estate Joint Ventures.

On June 30, 2004, Belrose Realty's newly formed subsidiary Deerfield acquired a majority interest in certain industrial properties from ProLogis, a publicly-traded REIT, for approximately $9.3 million. ProLogis retained a minority interest in the properties. In May 2004, Belrose Realty entered into agreements with ProLogis to form ProLogis Six Rivers Limited Partnership (Six Rivers) (in association with subsidiaries of other investment funds advised by Boston Management) and to merge Six Rivers with Keystone Property Trust, a publicly-traded REIT (Keystone). The transactions contemplated by these agreements were consummated on August 4, 2004. As a result of the transactions, Deerfield acquired a partnership interest in Six Rivers. In addition, ProLogis acquired a minority interest in Deerfield. Through its interest in Six Rivers, Deerfield owns 100% of the economic interest in certain industrial properties acquired through the merger of Six Rivers and Keystone for approximately $191.9 million. It is anticipated that in the third and fourth quarters of 2004 Deerfield will obtain first mortgage financing secured by the properties equal to approximately 60-65% of the property value. The Fund has provided interim financing for Deerfield, as described below in "Liquidity and Capital Resources."

Rental income from real estate operations of the Multifamily Joint Ventures increased to approximately $16.3 million for the quarter ended June 30, 2004 compared to approximately $16.1 million for the quarter ended June 30, 2003, an increase of $0.2 million or 1%. This increase in rental income was due to modest increases in apartment rental rates net of concessions. Property operating expenses for Belrose Realty's Multifamily Joint Ventures were approximately $7.2 million for the quarters ended June 30, 2004 and 2003 (property operating expenses are before certain operating expenses of Belrose Realty of approximately $0.9 million for each of the quarters ended June 30, 2004 and June 30, 2003). The near-term outlook for multifamily property operations continues to be weak. While the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets. As a result, Boston Management expects that multifamily real estate operating results in 2004 will continue to be similar to 2003.

Because Deerfield held no investments in property until June 30, 2004, it had no significant impact on real estate operations during the quarter then ended. As of August 4, 2004, Deerfield owns an interest in 18 industrial properties, which consist of industrial distribution properties located in six states. ProLogis, the largest REIT specializing in industrial distribution properties, provides day-to-day operating management of these properties. The terms of the Deerfield joint venture are similar to those of the Multifamily Joint Ventures. Belrose Realty's investment in Deerfield will be valued in substantially the same manner as its investment in the Multifamily Joint Ventures and it is subject to substantially similar risks, as well as risks specifically associated with industrial distribution properties (such as changing transportation and logistics patterns and tenant credit). The mortgage financing to be obtained by Deerfield will be secured by the properties it owns and is expected to be without recourse to Belrose Realty, the Fund or its Shareholders. Pursuant to an agreement between Belrose Realty and ProLogis, Belrose Realty is obligated to make capital contributions to Deerfield if required to fund certain items such as debt service, insurance or property taxes. In 2004, industrial properties in the United States have experienced increased demand for space in most markets after three years of occupancy and rental rate declines. However, reduced rent levels may continue over the near term as above-market leases mature and space is released at current market rates. As a result, Boston Management expects that improvements in industrial property operating performance will occur gradually over the longer term.

At June 30, 2004, the estimated fair value of the real properties indirectly held through Belrose Realty was approximately $489.1 million compared to approximately $471.8 million at June 30, 2003, a net increase of $17.3 million or 4%. The modest net increase in estimated real property values at June 30, 2004 resulted principally from the acquisition of properties by Deerfield on June 30, 2004.

Belrose Realty saw unrealized appreciation in the estimated fair value of its other real estate investments (which includes the Real Estate Joint Ventures) of approximately $1.0 million during the quarter ended June 30, 2004 compared to approximately $3.1 million in unrealized appreciation during the quarter ended June 30, 2003. Changes in estimated asset values for multifamily properties have generally been modest as decreases in capitalization rates have largely offset declining earnings expectations. The capitalization rate, a term commonly used in the real estate industry, is the rate of return percentage applied to actual or projected income levels to estimate the value of a real estate investment.

During the quarter ended June 30, 2004, Belrose Realty sold certain of its Partnership Preference Units totaling approximately $21.6 million (representing sales to another investment fund advised by Boston Management), recognizing a loss of $4.8 million on the transactions. During the quarter ended June 30, 2004, Belrose Realty also acquired interests in additional Partnership Preference Units (including acquisitions from other investment funds advised by Boston Management) totaling approximately $12.6 million. At June 30, 2004, the estimated fair value of the Partnership Preference Units held by Belrose Realty totaled $69.4 million compared to $57.1 million at June 30, 2003, a net increase of $12.3 million or 22%. The net increase in value was principally due to the increase in the number of Partnership Preference Units held at June 30, 2004.

The Fund saw unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $2.2 million during each of the quarters ended June 30, 2004 and June 30, 2003. For the quarter ended June 30, 2004, net unrealized appreciation of $2.2 million consisted of approximately $1.0 million of unrealized depreciation as a result of decreases in per unit values of the Partnership Preference Units held by Belrose Realty at June 30, 2004, and approximately $3.2 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation to realized losses due to sales of Partnership Preference Units during the quarter ended June 30, 2004. During the quarter ended June 30, 2004, Partnership Preference Unit values were negatively affected by the rising trend in U.S. interest rates, partly offset by tighter spreads for credit-sensitive income securities, including real estate-related securities. In a rising interest rate environment, values of outstanding Partnership Preference Units generally can be expected to decline. During the quarter ended June 30, 2003, Belrose Realty's investments in Partnership Preference Units generally benefited from declining interest rates and tightening spreads in credit-sensitive income securities, particularly in real estate-related securities.

Distributions from Partnership Preference Units were approximately $1.2 million for each of the quarters ended June 30, 2004 and 2003.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended June 30, 2004, net realized and unrealized gains on the Fund's interest rate swap agreements totaled approximately $7.0 million, compared to net realized and unrealized losses of approximately $5.4 million for the quarter ended June 30, 2003. Net realized and unrealized gains on swap agreements for the quarter ended June 30, 2004 consisted of $8.1 million of unrealized appreciation due to changes in swap agreement valuations offset in part by $1.1 million of periodic payments made pursuant to outstanding swap agreements (and classified as realized net losses on interest rate swap agreements). For the quarter ended June 30, 2003, net realized and unrealized losses on swap agreements consisted of unrealized depreciation of $4.3 million on swap agreement valuation changes and $1.1 million of swap agreement periodic payments. The positive contribution to Fund performance for the quarter ended June 30, 2004 from changes in swap agreement valuations was attributable to an increase in swap rates during the quarter. The negative impact on Fund performance for the quarter ended June 30, 2003 was attributable to a decline in swap rates during the quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003
--------------------------------------------------------------------------------

PERFORMANCE OF THE FUND. The Fund's total return was 3.54% for the six months ended June 30, 2004. This return reflects an increase in the Fund's net asset value per share from $95.84 to $98.44 and a distribution of $0.77 per share during the period. For comparison, the S&P 500 had a total return of 3.44% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.09% during the period. Last year, the Fund had a total return performance of 8.62% for the six months ended June 30, 2003. This return reflected an increase in the Fund's net asset value per share from $76.86 to $83.43 and a distribution of $0.05 per share. For comparison, the S&P 500 had a total return of 11.75% over the same period. The performance of the Fund exceeded that of the Portfolio by 0.43% during that period.

PERFORMANCE OF THE PORTFOLIO. For the six months ended June 30, 2004, the Portfolio's total return was 3.45%, in line with the 3.44% total return of the S&P 500. In the period, U.S. equity returns were supported by a strengthening economy and rising corporate profits. Geopolitical concerns, higher interest rates and rising inflation were negative factors that held back returns. In the period, small-cap stocks sharply outperformed large-caps and mid-caps, and value stocks performed modestly better than growth stocks.

The  Portfolio's  performance  during  the first six  months of 2004 was  driven primarily by its diversified industry exposure and positive stock selection. Concerns about future trends in consumer spending caused the Portfolio to trim its relative overweighting of the discretionary and staples sectors during the period. The Portfolio also decreased positions in healthcare and technology stocks during the period. The underweighting of semiconductor equipment and software industries added to performance. The Portfolio maintained an overweighting of industrials stocks, and benefited from advances in airfreight, machinery and building stocks. While the consumer staples and financials sectors generally did not perform well during the period, the Portfolio's holdings in those sectors were positive contributors to performance. Another positive contributor was the Portfolio's growing exposure to the energy sector. The Portfolio's oil exploration and gas investments benefited from the current supply-demand imbalances and associated energy price increases. The strong performance of the Portfolio's holdings in the cyclical metals and mining industries during the period was also noteworthy. The Portfolio continued to underweight the utilities and telecom sectors.

For the six months ended June 30, 2003, the Portfolio's total return was 8.19% compared to an 11.75% total return for the S&P 500. Market performance during the first six months of 2003 was volatile, with war angst, a questionable economic recovery and the SARS outbreak among the concerns weighing on investors toward the beginning of the year. From mid-March through the end of the period, the U.S. market rallied sharply, with favorable fiscal and monetary policy developments, progress in Iraq and signs of an improving economy contributing to the strength. The Portfolio's relative underperformance during the period was attributable primarily to its lower exposure to higher-volatility, lower-quality stocks that were the strongest performers in the market rally.

PERFORMANCE OF REAL ESTATE INVESTMENTS. Rental income from real estate operations of Belrose Realty's Multifamily Joint Ventures increased to approximately $32.5 million for the six months ended June 30, 2004 compared to approximately $32.4 million for the six months ended June 30, 2003, an increase of $0.1 million or 0.3%. This increase in rental income was due to modest increases in apartment rental rates net of concessions during the period. Property operating expenses for the Multifamily Joint Ventures were approximately $14.4 for the each of the six months ended June 30, 2004 and the six months ended June 30, 2003 (property operating expenses are before certain operating expenses of Belrose Realty of approximately $1.6 million for each of the six months ended June 30, 2004 and June 30, 2003). As discussed above, the near-term outlook for multifamily property operations continues to be weak. While the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets. As a result, Boston Management expects that multifamily real estate operating results in 2004 will continue to be similar to 2003.

As noted above, in a series of transactions on and after June 30, 2004, Belrose Realty acquired an interest in Deerfield, which owns certain industrial properties. The properties owned by Deerfield had no significant impact on real estate operations during the six months ended June 30, 2004.

At June 30, 2004, the estimated fair value of the real properties indirectly held through Belrose Realty was approximately $489.1 million compared to approximately $471.8 million at June 30, 2003, a net increase of $17.3 million or 4%. The modest net increase in estimated real property values at June 30, 2004 resulted principally from the properties acquired by Deerfield on June 30, 2004.

Belrose Realty saw unrealized appreciation in the estimated fair value of its other real estate investments (which includes Real Estate Joint Ventures) of approximately $1.1 million during the six months ended June 30, 2004 compared to approximately $3.9 million in unrealized appreciation during the six months ended June 30, 2003. Changes in estimated asset values for multifamily properties have generally been modest as decreases in capitalization rates have largely offset declining earnings expectations.

During the six months ended June 30, 2004, Belrose Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units totaling approximately $41.1 million (including sales to another investment fund advised by Boston Management), recognizing a loss of $1.8 million on the transactions. During the six months ended June 30, 2004, Belrose Realty also acquired interests in additional Partnership Preference Units (including acquisitions from other investment funds advised by Boston Management) totaling approximately $57.2 million. At June 30, 2004, the estimated fair value of the Partnership Preference Units totaled $69.4 million compared to $57.1 million at June 30, 2003, an increase of $12.3 million or 22%. The increase in value was due to the increase in the number of Partnership Preference Units held.

The Fund saw unrealized depreciation in the estimated fair value of its Partnership Preference Units of approximately $1.6 million during the six months ended June 30, 2004 compared to unrealized appreciation of approximately $7.2 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, net unrealized depreciation of $1.6 million consisted of approximately $0.9 million of unrealized appreciation as a result of increases in per unit values of the Partnership Preference Units held by Belrose Realty at June 30, 2004, and approximately $2.5 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the six months ended June 30, 2004. During the six months ended June 30, 2004, Partnership Preference Unit values were negatively affected by the rising trend in U.S. interest rates, partly offset by tighter spreads for credit-sensitive income securities, including real estate-related securities. In a rising interest rate environment, values of outstanding Partnership Preference Units generally can be expected to decline. During the six months ended June 30, 2003, Belrose Realty's investments in Partnership Preference Units generally benefited from declining interest rates and tightening spreads in credit-sensitive income securities, particularly in real estate-related securities.

Distributions from Partnership Preference Units for the six months ended June 30, 2004 totaled $4.0 million compared to $2.2 million for the six months ended June 30, 2003, an increase of $1.8 million or 82%. The increase was due to the larger number of Partnership Preference Units held during the six months ended June 30, 2004 and to a one-time special distribution from one issuer made in connection with a restructuring of its Partnership Preference Units.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the six months ended June 30, 2004, net realized and unrealized gains on the Fund's interest rate swap agreements totaled approximately $1.7 million, compared to net realized and unrealized losses of approximately $7.1 million for the six months ended June 30, 2003. Net realized and unrealized gains on swap agreements for the six months ended June 30, 2004 consisted of $3.8 million of unrealized appreciation due to changes in swap agreement valuations offset in part by $2.1 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the six months ended June 30, 2003, net realized and unrealized losses on swap agreements consisted of unrealized depreciation of $4.9 million on swap agreement valuation changes and $2.2 million of swap agreement periodic payments. The positive contribution to Fund performance for the six months ended June 30, 2004 from changes in swap agreement valuations was attributable to an increase in swap rates during the period. The negative impact on Fund performance for the six months ended June 30, 2003 from changes in swap valuations was attributable to a decline in swap rates during the period.

(b) LIQUIDITY AND CAPITAL RESOURCES.
------------------------------------

OUTSTANDING BORROWINGS. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's equity in its real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of June 30, 2004, the Fund had outstanding borrowings of $216.0 million and unused loan commitments of $54.9 million under the Credit Facility.

In August 2004, the Fund made borrowings under its credit arrangement with Merrill Lynch Mortgage Capital, Inc. (MLMC) in the amount of $57.0 million. At that time, the Fund also temporarily increased the amount available under its credit arrangement with MLMC by $66 million and borrowed that amount. The Fund used the total proceeds from these borrowings to finance the acquisitions by Deerfield of interests in certain industrial properties. The additional $66.0 million of borrowings is at a rate of LIBOR plus 0.90% and is for a period of up to sixty-days (subject to a 30-day extension, if needed). Deerfield expects to obtain first mortgage financing for its properties in the third and fourth quarters of 2004, the proceeds from which will be used to repay borrowings obtained by the Fund in August 2004 to facilitate the Deerfield acquisitions.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread plus one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of June 30, 2004, the unrealized appreciation related to the interest rate swap agreements was approximately $5.2 million. As of June 30, 2003, the unrealized depreciation related to the interest rate swap agreements was approximately $16.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

INTEREST RATE RISK. The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of its borrowings under the Credit Facility used to acquire Belrose Realty's equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one and three month LIBOR. The Fund's interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

                            Interest Rate Sensitivity
                        Cost, Principal (Notional) Amount
                    by Contractual Maturity and Callable Date
                      for the Twelve Months Ended June 30,*

                                                                                                                      Estimated
                                                                                                                   Fair Value as of
                                                                                                                      June 30,
                                                    2005          2006-2009        Thereafter        Total              2004
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
------------------------
Long-term debt:
------------------------
Fixed-rate mortgages                                                               $344,219,483   $344,219,483     $386,500,000

Average interest rate                                                                      7.53%          7.53%
------------------------
Variable-rate Credit Facility                                                      $216,000,000   $216,000,000     $216,000,000

Average interest rate                                                                      1.67%          1.67%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative financial instruments:
------------------------
Pay fixed/receive variable interest rate
swap agreements(**)                                                                $261,006,000   $261,006,000     $  5,175,227

Average pay rate(**)                                                                       4.42%          4.42%

Average receive rate(**)                                                                   1.64%          1.64%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
------------------------
Fixed-rate Partnership Preference Units:
------------------------
Essex Portfolio, L.P., 7.875% Series B
Cumulative Redeemable Preferred Units,
Callable 12/31/09, Current Yield: 7.82%                                            $ 16,616,170   $ 16,616,170     $  20,132,880

Essex Portfolio, L.P., 9.3% Series D
Cumulative Redeemable Preferred Units,
Callable 7/28/10, Current Yield: 9.16%(1)                                          $ 12,642,150   $ 12,642,150     $  12,690,300

Kilroy Realty, L.P., 7.45% Series A
Cumulative Redeemable Preferred Units,
Callable 9/30/09, Current Yield: 7.88%                                             $ 15,898,220   $ 15,898,220     $ 18,898,240

Liberty Property L.P., 9.25% Series B
Cumulative Redeemable Preferred Units,
Callable 7/28/04, Current Yield: 9.18%            $18,130,840                                     $ 18,130,840     $ 17,633,000

* The amounts listed reflect the Fund's positions as of June 30, 2004. The Fund's current positions may differ.

** The terms disclosed are those of the interest rate swap agreements that are in effect as of June 30, 2004. As discussed in Note 5 to the Fund's unaudited condensed consolidated financial statements in Item 1 above, during July 2004 a portion of a certain interest rate swap agreement was terminated, resulting in a change of the average pay rate and average receive rate to 4.26% and 1.66%, respectively.

1    On July 28, 2004, the coupon rate reset to 7.875%.

ITEM 4. CONTROLS AND PROCEDURES.
--------------------------------

Eaton Vance, as the Fund's manager, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Fund's disclosure controls and procedures were effective. There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
--------------------------------------------------------------------------------

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2003, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund (less any applicable redemption fee). The right to redeem is available to all shareholders and all outstanding Fund shares are eligible (except for shares subject to an estate freeze election as described in Item 5 of the Fund's Report on Form 10-K for the fiscal year ending December 31, 2003). During each month in the quarter ended June 30, 2004, the total number of shares redeemed and the average price paid per share were as follows:

--------------------------------------------------------------------------------
                               Total No. of Shares    Average Price Paid
    Month Ended                    Redeemed(1)            Per Share
--------------------------------------------------------------------------------
    April 30, 2004                  13,348.84              $98.76
--------------------------------------------------------------------------------
    May 31, 2004                    62,236.88              $96.83
--------------------------------------------------------------------------------
    June 30, 2004                   19,008.88              $98.07
--------------------------------------------------------------------------------
    Total                           94,594.60              $97.82
--------------------------------------------------------------------------------
(1) All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund's redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

No matters were submitted to a vote of security holders during the three months ended June 30, 2004.

ITEM 5. OTHER INFORMATION.
--------------------------

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
-----------------------------------------

(a)  The following is a list of all  exhibits  filed as part of this Form 10-Q:

4.2(b) Form of Amendment No. 2 dated August 3, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on August 9, 2004.





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

                                  EXHIBIT INDEX
                                 -------------

4.2(b) Form of Amendment No. 2 dated August 3, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

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