Form 10-Q
period 2004-09-30
BELROSE CAPITAL FUND LLC
filed 2004-11-09
CIK 1170304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2004

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

                                   YES  X       NO
                                       ---         ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                   YES  X       NO
                                       ---         ---

                            BELROSE CAPITAL FUND LLC
                               Index to Form 10-Q

PART I   FINANCIAL INFORMATION                                              Page

Item 1.  Condensed Consolidated Financial Statements                        3

         Condensed Consolidated Statements of Assets and Liabilities
         as of September 30, 2004 (Unaudited) and December 31, 2003         3

         Condensed Consolidated Statements of Operations (Unaudited)
         for the Three Months Ended September 30, 2004 and 2003 and
         for the Nine Months Ended September 30, 2004 and 2003              4

         Condensed Consolidated Statements of Changes in Net Assets
         for the Nine Months Ended September 30, 2004 (Unaudited)
         and the Year Ended December 31, 2003                               6

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Nine Months Ended September 30, 2004 and 2003              7

         Financial Highlights (Unaudited) for the Nine Months Ended
         September 30, 2004                                                 9

         Notes to Condensed Consolidated Financial Statements as of
         September 30, 2004 (Unaudited)                                     10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         25

Item 4.  Controls and Procedures                                            26

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  27

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities                                               27

Item 3.  Defaults Upon Senior Securities                                    27

Item 4.  Submission of Matters to a Vote of Security Holders                27

Item 5.  Other Information                                                  27

Item 6.  Exhibits and Reports on Form 8-K                                   27

SIGNATURES                                                                  29

EXHIBIT INDEX                                                               30

PART I.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
- --------------------------------------------------------------------------------

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                             September 30, 2004   December 31,
                                                (Unaudited)           2003
                                             ------------------  ---------------
Assets:
 Investment in Belvedere Capital Fund
  Company LLC (Belvedere Company)              $1,640,254,572    $1,640,828,100
 Investment in Partnership Preference Units        30,359,050        56,717,736
 Investment in other real estate                  681,902,757       473,491,403
 Short-term investments                             3,943,000         7,614,214
                                             ------------------  ---------------
Total investments                              $2,356,459,379    $2,178,651,453
 Cash                                               8,744,119         6,535,905
 Escrow deposits - restricted                       2,238,040         2,436,133
 Distributions and interest receivable                    223           400,960
 Other assets                                       9,121,563         3,660,997
 Open interest rate swap agreements, at value               -         1,423,867
                                             ------------------  ---------------
Total assets                                   $2,376,563,324    $2,193,109,315
                                             ------------------  ---------------

Liabilities:
 Loan payable - Credit Facility                $  336,900,000    $  183,300,000
 Mortgages payable                                344,219,483       344,219,483
 Open interest rate swap agreements, at value         849,305                 -
 Distributions payable to minority
  shareholders                                              -            16,800
 Security deposits                                  1,758,078           968,110
 Swap interest payable                                548,426            79,280
 Accrued expenses:
  Interest expense                                  2,359,520         2,319,122
  Property taxes                                    3,602,093         1,959,252
  Other expenses and liabilities                    6,339,164         1,782,021
 Minority interests in controlled
  subsidiaries                                     68,369,176        26,010,489
                                             ------------------  ---------------
Total liabilities                              $  764,945,245    $  560,654,557
                                             ------------------  ---------------

Net assets                                     $1,611,618,079    $1,632,454,758

                                             ------------------  ---------------
Shareholders' Capital                          $1,611,618,079    $1,632,454,758
                                             ------------------  ---------------

Shares outstanding                                 16,827,460        17,032,796
                                             ------------------  ---------------

Net asset value and redemption price per
 Share                                         $        95.77    $        95.84
                                             ------------------  ---------------

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                     Three Months        Three Months         Nine Months          Nine Months
                                                        Ended                Ended               Ended                Ended
                                                  September 30, 2004   September 30,2003   September 30, 2004   September 30, 2003
                                                  ------------------   -----------------   ------------------   ------------------
Investment Income:
 Dividends allocated from Belvedere Company
  (net of foreign taxes of $68,612, $44,519,
  $276,451, and $195,966 respectively)               $  6,173,400         $  5,318,515        $  18,319,356        $ 15,125,124
 Interest allocated from Belvedere Company                 10,441               44,016               57,649             290,984
 Expenses allocated from Belvedere Company             (2,474,560)          (2,276,006)          (7,452,829)         (6,320,138)
                                                  ------------------   -----------------   ------------------   ------------------
 Net investment income allocated from
  Belvedere Company                                  $  3,709,281         $  3,086,525        $  10,924,176        $  9,095,970
 Rental income                                         19,062,668           16,072,897           51,585,979          48,493,177
 Distributions from Partnership Preference Units          659,581            1,198,456            4,611,765           3,393,494
 Interest                                                  75,126               24,312              197,303              70,688
                                                  ------------------   -----------------   ------------------   ------------------
Total investment income                              $ 23,506,656         $ 20,382,190        $  67,319,223        $ 61,053,329
                                                  ------------------   -----------------   ------------------   ------------------

Expenses:
 Investment advisory and administrative fees         $  1,524,040         $  1,284,136        $   4,360,203        $  3,652,975
 Property management fees                                 711,468              640,785            2,012,238           1,942,519
 Distribution and servicing fees                          797,907              731,562            2,427,312           2,028,314
 Interest expense on mortgages                          6,579,568            6,579,654           19,738,667          19,738,536
 Interest expense on Credit Facility                    1,448,252              653,188            2,979,309           2,133,780
 Property and maintenance expenses                      7,756,602            4,795,722           16,752,195          13,523,760
 Property taxes and insurance                           2,263,306            1,721,795            6,323,810           6,038,108
 Miscellaneous                                            361,054              279,318              737,029             865,029
                                                  ------------------   -----------------   ------------------   ------------------
Total expenses                                       $ 21,442,197         $ 16,686,160        $  55,330,763        $ 49,923,021
Deduct-
 Reduction of investment advisory
  and administrative fees                                 403,123              372,161            1,223,965           1,022,522
                                                  ------------------   -----------------   ------------------   ------------------
Net expenses                                         $ 21,039,074         $ 16,313,999        $  54,106,798        $ 48,900,499
                                                  ------------------   -----------------   ------------------   ------------------
Net investment income before
 minority interests in net income of
 controlled subsidiaries                             $  2,467,582         $  4,068,191        $  13,212,425        $ 12,152,830
Minority interests in net income
 of controlled subsidiaries                              (292,336)            (526,835)          (1,274,058)         (1,500,532)
                                                  ------------------   -----------------   ------------------   ------------------
Net investment income                                $  2,175,246         $  3,541,356        $  11,938,367        $ 10,652,298
                                                  ------------------   -----------------   ------------------   ------------------

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                     Three Months         Three Months         Nine Months          Nine Months
                                                        Ended                Ended                Ended                Ended
                                                  September 30, 2004   September 30, 2003   September 30, 2004   September 30, 2003
                                                  ------------------   ------------------   ------------------   ------------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions and foreign
  currency transactions allocated from
  Belvedere Company (identified cost basis)          $      8,534         $  1,072,597        $  8,798,135         $ (1,848,037)
 Investment transactions in Partnership
  Preference Units (identified cost basis)              6,774,970                    -           4,995,589                    -
 Interest rate swap agreements (1)                     (1,180,708)          (1,189,097)         (3,244,660)          (3,371,735)
                                                  ------------------   -----------------   ------------------   ------------------
Net realized gain (loss)                             $  5,602,796         $   (116,500)       $ 10,549,064         $ (5,219,772)
                                                  ------------------   -----------------   ------------------   ------------------

Change in unrealized appreciation (depreciation) -
 Investments and foreign currency
  allocated from Belvedere Company
  (identified cost basis)                            $(39,334,050)        $ 29,866,436        $     17,792         $139,042,412
 Investments in Partnership Preference Units
  (identified cost basis)                              (6,480,980)            (289,158)         (8,097,776)           6,882,831
 Investments in other real estate (net of minority
  interests in unrealized gain (loss) of controlled
  subsidiaries of $128,921, $1,186,107,
  $462,845 and $(3,462,083) respectively)              (1,167,830)          (1,125,102)            (79,793)           2,822,783
 Interest rate swap agreements                         (6,024,532)           4,311,912          (2,273,172)            (630,404)
                                                  ------------------   -----------------   ------------------   ------------------
Net change in unrealized appreciation
 (depreciation)                                      $(53,007,392)        $ 32,764,088        $(10,432,949)        $148,117,622
                                                  ------------------   -----------------   ------------------   ------------------

Net realized and unrealized gain (loss)              $(47,404,596)        $ 32,647,588        $    116,115         $142,897,850
                                                  ------------------   -----------------   ------------------   ------------------

Net increase in net assets from operations           $(45,229,350)        $ 36,188,944        $ 12,054,482         $153,550,148
                                                  ==================   =================   ==================   ==================

(1) Amounts include periodic payments made in connection with interest rate swap agreements of $1,241,162, $1,189,097, $3,305,114 and $3,371,735,
     respectively (Note 5).

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                              Nine Months
                                                 Ended
                                           September 30, 2004     Year Ended
                                              (Unaudited)      December 31, 2003
                                           ------------------  -----------------

Increase (Decrease) in Net Assets:
 Net investment income                       $   11,938,367     $   15,279,642
 Net realized gain from investment
  transactions, foreign currency
  transactions and interest rate swap
  agreements                                     10,549,064          2,449,130
 Net change in unrealized appreciation
 (depreciation) of investments, foreign
 currency and interest rate swap agreements     (10,432,949)       311,836,713
                                           ------------------  -----------------
Net increase in net assets from operations   $   12,054,482     $  329,565,485
                                           ------------------  -----------------

Transactions in Fund Shares -
 Investment securities contributed           $            -         95,047,136
 Less - Selling commissions                               -           (325,083)
                                           ------------------  -----------------
 Net contributions                           $            -     $   94,722,053
 Net asset value of Fund Shares issued to
  Shareholders in payment of distributions
  declared                                   $    5,415,563     $      348,050
 Net asset value of Fund Shares redeemed        (25,191,471)       (33,374,471)
                                           ------------------  -----------------
Net (decrease) increase in net assets from
 Fund Share transactions                     $  (19,775,908)    $   61,695,632
                                           ------------------  -----------------

Distributions -
 Distributions to Shareholders               $  (13,115,253)    $     (808,014)
                                           ------------------  -----------------
Total distributions                          $  (13,115,253)    $     (808,014)
                                           ------------------  -----------------

Net (decrease) increase in net assets        $  (20,836,679)    $  390,453,103

Net assets:
 At beginning of period                      $1,632,454,758     $1,242,001,655
                                           ------------------  ---------------
 At end of period                            $1,611,618,079     $1,632,454,758
                                           ==================  ===============

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                         Nine Months          Nine Months
                                                                            Ended                Ended
                                                                      September 30, 2004   September 30, 2003
                                                                      ------------------   ------------------
Cash Flows From (For) Operating Activities -
Net increase in net assets from operations                              $  12,054,482        $ 153,550,148
Adjustments to reconcile net increase in net assets from operations to net cash flows for operating activities -
  Net investment income allocated from Belvedere Company                  (10,924,176)          (9,095,970)
  Decrease in escrow deposits                                                 198,093              649,732
  (Increase) decrease in other assets                                      (5,352,607)             299,130
  Decrease in distributions and interest receivable                           400,737               39,079
  Increase in interest payable for open swap agreements                       469,146               24,661
  Increase (decrease) in security deposits, accrued interest and
   other expenses and liabilities                                           5,348,797           (1,198,370)
  Increase in accrued property taxes                                        1,573,593            1,096,839
  Purchases of Partnership Preference Units                               (57,172,890)          (8,033,600)
  Proceeds from sales of Partnership Preference Units                      80,429,389                    -
  Payments for investment in other real estate                           (162,569,648)                   -
  Improvements to rental property                                          (4,819,269)          (3,346,868)
  Decrease (increase) in short-term investments                             3,671,214           (1,091,036)
  Net decrease in investment in Belvedere Company                                   -            1,651,420
  Net interest incurred on interest rate swap agreements                   (3,305,114)          (3,371,735)
  Payment received on termination of interest rate swap agreements             60,454                    -
  Minority interests in net income of controlled subsidiaries               1,274,058            1,500,532
  Net realized (gain) loss from investment transactions, foreign
   currency transactions and interest rate swap agreements                (10,549,064)           5,219,772
  Net change in unrealized (appreciation) depreciation of investments,
   foreign currency and interest rate swap agreements                      10,432,949         (148,117,622)
                                                                      ------------------   ------------------
Net cash flows for operating activities                                 $(138,779,856)       $ (10,223,888)
                                                                      ------------------   ------------------

Cash Flows From (For) Financing Activities -
 Net proceeds from Credit Facility                                      $ 153,600,000        $  16,000,000
 Payments on behalf of investors (selling commissions)                              -             (325,083)
 Payments for Fund Shares redeemed                                         (4,877,840)          (4,444,014)
 Distributions paid to minority shareholders                                  (34,400)                   -
 Distributions paid to Shareholders                                        (7,699,690)            (459,964)
 Capital contributed to controlled subsidiaries                                     -              105,717
                                                                      ------------------   ------------------
Net cash flows from financing activities                                $ 140,988,070        $  10,876,656
                                                                      ------------------   ------------------

Net increase in cash                                                    $   2,208,214        $     652,768

Cash at beginning of period                                             $   6,535,905        $   7,214,141
                                                                      ------------------   ------------------
Cash at end of period                                                   $   8,744,119        $   7,866,909
                                                                      ==================   ==================

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                         Nine Months          Nine Months
                                                                            Ended                Ended
                                                                      September 30, 2004   September 30, 2003
                                                                      ------------------   ------------------
Supplemental Disclosure and Non-cash Investing and
 Financing Activities -
  Securities contributed by Shareholders, invested in
   Belvedere Company                                                    $           -        $  95,047,136
  Interest paid on loan - Credit Facility                               $   2,889,177        $   2,190,433
  Interest paid on mortgages                                            $  19,428,741        $  19,428,610
  Interest paid on swap agreements                                      $   2,835,968        $   3,347,074
  Market value of securities distributed in payment of
   redemptions                                                          $  20,313,631        $  20,270,134
  Market value of real property and other assets, net of
   current liabilities, assumed in conjunction with the
   acquisition of other real estate                                     $ 203,196,919        $           -
  Market value of minority interests assumed in
   conjunction with the acquisition of other real estate                $  40,639,384        $           -

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC    as of September 30, 2004
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial Highlights (Unaudited)

For the Nine Months Ended September 30, 2004
- --------------------------------------------------------------------------------
Net asset value - Beginning of period                                  $ 95.840
- --------------------------------------------------------------------------------

Income (loss) from operations
- --------------------------------------------------------------------------------
Net investment income(6)                                               $  0.703
Net realized and unrealized loss(9)                                      (0.003)
- --------------------------------------------------------------------------------
Total income from operations                                           $  0.700
- --------------------------------------------------------------------------------

Distributions
- --------------------------------------------------------------------------------
Distributions to Shareholders                                          $ (0.770)
- --------------------------------------------------------------------------------
Total distributions                                                    $ (0.770)
- --------------------------------------------------------------------------------

Net asset value - End of period                                        $ 95.770
- --------------------------------------------------------------------------------

Total Return(1)                                                            0.73%
- --------------------------------------------------------------------------------

                                               As a Percentage  As a Percentage
                                               of Average Net   of Average Gross
Ratios                                           Assets(5)        Assets(2)(5)
- --------------------------------------------------------------------------------
Expenses of Consolidated Real Property
 Subsidiaries
  Interest and other borrowing costs(7)          1.30%(10)         0.98%(10)
  Operating expenses(7)                          1.65%(10)         1.25%(10)
Belrose Capital Fund LLC Expenses
 Interest and other borrowing costs(4)(8)        0.24%(10)         0.18%(10)
 Investment advisory and administrative fees,
  servicing fees and other Fund operating
  expenses(3)(4)                                 1.11%(10)         0.84%(10)
                                               ---------------------------------
Total expenses                                   4.30%             3.25%

Net investment income                            0.98%(10)         0.74%(10)
- --------------------------------------------------------------------------------

Supplemental Data
- --------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                            $1,611,618
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)         2.41%
- --------------------------------------------------------------------------------

(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belrose Capital Fund LLC (Belrose Capital) (including Belrose Capital's interest in Belvedere Capital Fund Company LLC (Belvedere Company) and Belrose Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belrose Realty Corporation's (Belrose Realty) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belrose Realty.
(3) Includes Belrose Capital's share of Belvedere Company's allocated expenses, including those expenses allocated from the Portfolio.
(4) Includes the expenses of Belrose Capital and Belrose Realty. Does not include expenses of the real estate subsidiaries majority-owned by Belrose Realty.
(5) For the purpose of calculating ratios, the income and expenses of Belrose Realty's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belrose Realty.
(6)  Calculated using average shares outstanding.
(7) Includes Belrose Realty's proportional share of expenses incurred by its majority-owned subsidiaries.
(8) Ratios do not include interest incurred in connection with the interest rate swap agreements. Had such amounts been included, ratios would be higher.
(9) The per share amount is not in accord with the net realized and unrealized gain (loss) on investments for the period because of the timing of redemptions of Fund Shares and the amount of the per share realized and unrealized gains and losses at such time.
(10) Annualized.

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of September 30, 2004
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Organization and Basis of Presentation

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

During the nine months ended September 30, 2004, Belrose Realty Corporation (Belrose Realty) made indirect investments in real property through a newly established controlled subsidiary, Deerfield Property Trust (Deerfield), as described below. The consolidated financial statements include the accounts of Deerfield and all material intercompany accounts and transactions have been eliminated.

Subsidiary-

Deerfield- On May 3, 2004, Belrose Realty entered into an agreement to establish and acquire a majority interest in a controlled subsidiary, Deerfield. On June 30, 2004, Deerfield acquired a majority interest in three industrial distribution properties located in two states (Georgia and Ohio). On August 4, 2004, Deerfield acquired an additional fifteen industrial distribution properties located in five states (Florida, New Jersey, Ohio, Pennsylvania and South Carolina). Belrose Realty owns 100% of the Class A Units of Deerfield, representing 60% of the voting interests in Deerfield and a minority shareholder (the Deerfield Minority Shareholder) owns 100% of the Class B units, representing 40% of the voting interests in Deerfield. The Class B equity interest is recorded as a minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belrose Realty has priority in distributions and has greater voting rights than the holder of the Class B units. From and after August 4, 2013, either Belrose Realty or the Deerfield Minority Shareholder may cause a liquidation of Deerfield and, if Belrose Realty makes that election, the Deerfield Minority Shareholder has the right either to purchase either the shares of Deerfield owned by Belrose Realty or to acquire the assets of Deerfield, in either case at a price determined through an appraisal of the assets of Deerfield.

2.  Estate Freeze

Shareholders in Belrose Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 7.75% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. The existence of restructured Fund Shares does not adversely affect Shareholders who do not participate in the election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares. The allocation of Belrose Capital's net asset value per Share at September 30, 2004 and December 31, 2003, between Preferred and Common shares that have been restructured is as follows:

                               Per Share Value At         Per Share Value At
                               September 30, 2004         December 31, 2003
                           -----------------------------------------------------
                              Preferred     Common       Preferred     Common
Date of Contribution           Shares       Shares        Shares       Shares
- --------------------------------------------------------------------------------
 February 19, 2003            $ 78.11      $ 17.66       $ 74.80      $ 21.04

3.  Investment Transactions

The following table summarizes the Fund's investment transactions for the nine months ended September 30, 2004 and September 30, 2003:

                                                 Nine Months Ended     Nine Months Ended
         Investment Transaction                  September 30, 2004    September 30, 2003
- -----------------------------------------------------------------------------------------
Increases in investment in Belvedere Company        $          -          $ 95,047,136
Decreases in investment in Belvedere Company        $ 20,313,631          $ 21,921,554
Acquisition of other real property(1)               $162,569,648          $          -
Purchases of Partnership Preference Units(2)        $ 57,172,890          $  8,033,600
Sales of Partnership Preference Units(3)            $ 80,429,389          $          -

(1) On June 30, 2004 and August 4, 2004, Belrose Realty purchased an indirect investment in real property through a controlled subsidiary, Deerfield for $9,339,576 and $153,230,072, respectively (Note 1).
(2) Purchases of Partnership Preference Units during the nine months ended September 30, 2004 and September 30, 2003, represent Partnership Preference Units purchased from other investment funds advised by Boston Management and Research (Boston Management).
(3) Sales of Partnership Preference Units for the nine months ended September 30, 2004 include Partnership Preference Units sold to other investment funds advised by Boston Management for which a gain of $1,946,870 was recognized. There were no sales for the nine months ended September 30, 2003.

On May 3, 2004, Belrose Realty entered into an agreement to establish and acquire a majority interest in a controlled subsidiary, Deerfield. During the nine months ended September 30, 2004, Deerfield acquired a majority interest in eighteen separate industrial distribution properties. The seller retained a minority interest in the properties and an affiliate of the Deerfield Minority Shareholder manages the properties. A portion of the Fund's indirect investment in Deerfield represents a partial interest in certain property management contracts. Other interested parties to the property management contracts include an affiliate of the Deerfield Minority Shareholder. This partial interest provides for Deerfield to receive cash flows from management fees and certain other fees over the life of the contracts in amounts that exceed certain preferred payments to other interested parties. The estimated value of Deerfield's interest in the management contracts is approximately $1,500,000. Such value was estimated based upon discounting expected cash flows over the terms of the agreements. The value of such interests will be reviewed at least annually and may be adjusted if there has been a significant change in economic circumstances since the most recent valuation.

When Deerfield acquired the real estate investment, a portion of the real estate's purchase price was allocated to the estimated fair value of in-place leases in accordance with Statement of Financial Accounting Standards 141. At September 30, 2004, the real estate investment balance includes the estimated fair value of net favorable in-place leases totaling $77,516 at acquisition. The properties are leased under fixed-term operating leases on a long-term basis. At September 30, 2004, the minimum lease payments expected to be received by Deerfield on leases with lease periods greater than one year are as follows:

                  Twelve Months Ending September 30,       Amount
                ------------------------------------------------------
                  2005                                  $11,842,985
                  2006                                    9,628,634
                  2007                                    7,026,971
                  2008                                    6,441,022
                  2009                                    5,786,917
                  Thereafter                             15,493,332
                                                        -----------
                                                        $56,219,861

In November 2004, Belrose Realty sold its majority interest in Bel Apartment Properties Trust (Bel Apartment) to another fund advised by Boston Management, for which a loss of approximately $1,500,000 was recognized.

4.  Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the nine months ended September 30, 2004 and September 30, 2003, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                                 Nine Months         Nine Months
                                                                                    Ended               Ended
                                                                                September 30,       September 30,
                                                                                    2004                2003
- -------------------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio(1)                               $11,744,785,646      $9,775,572,306
The Fund's investment in Belvedere Company(2)                                  $ 1,640,254,572      $1,483,730,463
Income allocated to Belvedere Company from the Portfolio                       $   127,279,355      $  102,346,416
Income allocated to the Fund from Belvedere Company                            $    18,377,005      $   15,416,108
Expenses allocated to Belvedere Company from the Portfolio                     $    38,377,075      $   31,352,609
Expenses allocated to the Fund from Belvedere Company                          $     7,452,829      $    6,320,138
Net realized gain (loss) from investment transactions and foreign currency
 transactions allocated to Belvedere Company from the Portfolio                $    72,613,080      $  (10,803,952)
Net realized gain (loss) from investment transactions and foreign currency
 transactions allocated to the Fund from Belvedere Company                     $     8,798,135      $   (1,848,037)
Net change in unrealized appreciation (depreciation) of investments and
 foreign currency allocated to Belvedere Company from the Portfolio            $   (18,939,820)     $  898,392,188
Net change in unrealized appreciation (depreciation) of investments and
 foreign currency allocated to the Fund from Belvedere Company                 $        17,792      $  139,042,412
- ------------------------------------------------------------------------------------------------------------------

(1) As of September 30, 2004 and 2003, the value of Belvedere Company's interest in the Portfolio represents 65.9% and 62.1% of the Portfolio's net assets, respectively.
(2) As of September 30, 2004 and 2003, the Fund's investment in Belvedere Company represents 14.0% and 15.2% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at September 30, 2004, December 31, 2003 and September 30, 2003 and its operations for the nine months ended September 30, 2004, for the year ended December 31, 2003 and for the nine months ended September 30, 2003 follows:

                             September 30,     December 31,      September 30,
                                 2004              2003              2003
                            ----------------------------------------------------
Investments, at value       $17,792,133,580   $17,584,390,762   $15,720,495,292
Other assets                     38,445,443        25,462,745        22,166,551
- --------------------------------------------------------------------------------
Total assets                $17,830,579,023   $17,609,853,507   $15,742,611,843
Loan Payable-Line of Credit      15,200,000                 -                 -
Other liabilities                   218,380           264,502           241,245
- --------------------------------------------------------------------------------
Total liabilities           $    15,418,380   $       264,502   $       241,245
- --------------------------------------------------------------------------------
Net assets                  $17,815,160,643   $17,609,589,005   $15,742,420,598
================================================================================
Dividends and interest      $   197,869,361   $   232,925,912   $   166,725,898
- --------------------------------------------------------------------------------
Investment adviser fee      $    57,812,972   $    67,584,543   $    49,370,631
Other expenses                    1,911,200         2,295,653         1,730,334
- --------------------------------------------------------------------------------
Total expenses              $    59,724,172   $    69,880,196   $    51,100,965
- --------------------------------------------------------------------------------
Net investment income       $   138,145,189   $   163,045,716   $   115,624,933
Net realized gain (loss)
 from investment
 transactions and foreign
 currency transactions          118,172,446        70,909,770       (17,942,587)
Net change in unrealized
 appreciation (depreciation)
 of investments and foreign
 currency                       (29,473,230)    3,174,709,110     1,449,036,078
- --------------------------------------------------------------------------------
Net increase in net assets
 from operations            $   226,844,405   $ 3,408,664,596   $ 1,546,718,424
- --------------------------------------------------------------------------------

5.  Interest Rate Swap Agreements

Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belrose Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at September 30, 2004 and December 31, 2003 are listed below.

            Notional                            Initial                     Unrealized
            Amount                              Optional      Final         Appreciation         Unrealized
Effective   (000's     Fixed    Floating        Termination   Termination   (Depreciation) at    Appreciation at
  Date      omitted)   Rate     Rate            Date          Date          September 30, 2004   December 31, 2003
- ------------------------------------------------------------------------------------------------------------------
  10/03     $31,588    4.180%   LIBOR + 0.30%      7/09         6/10           $    94,517          $ 210,531
  10/03      37,943    4.160%   LIBOR + 0.30%     11/09         6/10                94,703            252,843
  10/03      83,307    4.045%   LIBOR + 0.30%       -           6/10               503,085            960,493
  06/04      40,000    4.875%   LIBOR + 0.00%       -           6/12            (1,541,610)*                -
- ------------------------------------------------------------------------------------------------------------------
   Total                                                                       $  (849,305)       $1,423,867
- ------------------------------------------------------------------------------------------------------------------

* On May 3, 2004, Belrose Capital entered into a $108,168,000 forward interest rate swap agreement with Merrill Lynch Capital Services, Inc. in anticipation of its future investment in a controlled subsidiary Deerfield for the purpose of hedging Belrose Realty's proportionate share of the interest rate of substantially all of the expected fixed-rate mortgage financing of the real property over the expected 8-year term. A portion of this agreement was terminated in July 2004 and the Fund realized a gain of $60,454 upon the partial termination. Belrose Capital retains a $40,000,000 notional amount in this interest rate swap agreement as of September 30, 2004.

6.  Debt

In August 2004, Belrose Capital made borrowings under its credit arrangement with Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) in the amount of $57,000,000. At that time, Belrose Capital also increased the amount available with Merrill Lynch under a temporary arrangement (the Temporary Arrangement) by $66,000,000 and borrowed that amount. Belrose Capital used the proceeds from these borrowings to finance the Fund's investment in Deerfield (Note 3). The borrowing under the Temporary Arrangement accrues interest at a rate of one-month LIBOR plus 0.90% and is for a term of sixty days, subject to a thirty-day extension. Any unused amount of the increase pertaining to the Temporary Arrangement is subject to a commitment fee of 0.10% per annum. The assets of Belrose Capital, excluding the assets of Bel Apartment Properties Trust (Bel Apartment), Katahdin Property Trust LLC (Katahdin), Bel Communities Property Trust (Bel Communities) and Deerfield, secure all borrowings under the credit arrangements with Merrill Lynch.

On October 6, 2004, Deerfield obtained first mortgage financing for its investment in real properties in the amount of $123,000,000. The mortgage note, which bears interest at a fixed rate of 5.71% per annum, is secured by all of the Deerfield properties and is without recourse to Belrose Realty, Belrose Capital and its Shareholders. Pursuant to an agreement between Belrose Realty and the Deerfield Minority Shareholder, Belrose Realty may (but is not obligated
to)  make  loans  to  Deerfield  to fund  certain  items  such as debt  service, insurance or property taxes. Interest payments are due monthly, starting December 1, 2004, with the unpaid principal due on September 1, 2012. The proceeds from this financing were subsequently distributed to Belrose Realty and the Deerfield Minority Shareholder in accordance with their equity interests. The proceeds from this transaction along with other funds available were used to repay Belrose Capital's borrowings under the Temporary Arrangement as well as a portion of other borrowings under the Credit Facility. Pursuant to its terms, the Temporary Arrangement expired on October 29, 2004. As of November 9, 2004, outstanding borrowings under the credit arrangement with DrKW totaled $216,000,000 while there were no outstanding borrowings under the credit arrangement with Merrill Lynch.

7.  Segment Information

Belrose Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belrose Capital invests in real estate assets through its subsidiary Belrose Realty. Belrose Realty invests directly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Bel Apartment, Katahdin, Bel Communities and Deerfield (Note 1).

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

                                                            Tax-Managed
For the Three Months Ended                                    Growth              Real
September 30, 2004                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $   3,709,281      $   19,749,341      $  23,458,622
Interest expense on mortgages                                          -          (6,579,568)        (6,579,568)
Interest expense on Credit Facility                                    -          (1,187,566)        (1,187,566)
Operating expenses                                              (295,422)        (11,855,387)       (12,150,809)
Minority interest in net income of controlled
 subsidiaries                                                          -            (292,336)          (292,336)
- ----------------------------------------------------------------------------------------------------------------
Net investment income (loss)                               $   3,413,859      $     (165,516)     $   3,248,343
Net realized gain                                                  8,534           5,594,262          5,602,796
Net change in unrealized appreciation (depreciation)         (39,334,050)        (13,673,342)       (53,007,392)
- ----------------------------------------------------------------------------------------------------------------
Net decrease in net assets from operations of
 reportable segments                                       $ (35,911,657)     $   (8,244,596)     $ (44,156,253)
- ----------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
For the Three Months Ended                                    Growth              Real
September 30, 2003                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $   3,086,525      $   17,291,184      $  20,377,709
Interest expense on mortgages                                          -          (6,579,654)        (6,579,654)
Interest expense on Credit Facility                                    -            (599,191)          (599,191)
Operating expenses                                              (239,468)         (7,992,486)        (8,231,954)
Minority interest in net income of controlled
 subsidiaries                                                          -            (526,835)          (526,835)
- ----------------------------------------------------------------------------------------------------------------
Net investment income                                      $   2,847,057      $    1,593,018      $   4,440,075
Net realized gain (loss)                                       1,072,597          (1,189,097)          (116,500)
Net change in unrealized appreciation (depreciation)          29,866,436           2,897,652         32,764,088
- ----------------------------------------------------------------------------------------------------------------
Net increase in net assets from operations of
 reportable segments                                       $  33,786,090      $    3,301,573      $  37,087,663
- ----------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
For the Nine Months Ended                                     Growth              Real
September 30, 2004                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $  10,924,176      $   56,283,822      $  67,207,998
Interest expense on mortgages                                          -         (19,738,667)       (19,738,667)
Interest expense on Credit Facility                                    -          (2,443,033)        (2,443,033)
Operating expenses                                              (914,326)        (27,854,888)       (28,769,214)
Minority interest in net income of controlled
 subsidiaries                                                          -          (1,274,058)        (1,274,058)
- ----------------------------------------------------------------------------------------------------------------
Net investment income                                      $  10,009,850      $    4,973,176      $  14,983,026
Net realized gain                                              8,798,135           1,750,929         10,549,064
Net change in unrealized appreciation (depreciation)              17,792         (10,450,741)       (10,432,949)
- ----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in net assets from operations
 of reportable segments                                    $  18,825,777      $   (3,726,636)     $  15,099,141
- ----------------------------------------------------------------------------------------------------------------

                                                            Tax-Managed
For the Nine Months Ended                                     Growth              Real
September 30, 2003                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $   9,095,970      $   51,945,066      $  61,041,036
Interest expense on mortgages                                          -         (19,738,536)       (19,738,536)
Interest expense on Credit Facility                                    -          (2,005,753)        (2,005,753)
Operating expenses                                              (658,521)        (23,956,756)       (24,615,277)
Minority interest in net income of controlled
 subsidiaries                                                          -          (1,500,532)        (1,500,532)
- ----------------------------------------------------------------------------------------------------------------
Net investment income                                      $   8,437,449      $    4,743,489      $  13,180,938
Net realized loss                                             (1,848,037)         (3,371,735)        (5,219,772)
Net change in unrealized appreciation (depreciation)         139,042,412           9,075,210        148,117,622
- ----------------------------------------------------------------------------------------------------------------
Net increase in net assets from operations of
 reportable segments                                       $ 145,631,824      $   10,446,964      $ 156,078,788
- ----------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
                                                              Growth              Real
At September 30, 2004                                        Portfolio*           Estate                Total
- ----------------------------------------------------------------------------------------------------------------
Segment assets                                             $1,640,254,572     $  732,270,389      $2,372,524,961
Segment liabilities                                                  -           723,458,560         723,458,560
- ----------------------------------------------------------------------------------------------------------------

Net assets of reportable segments                          $1,640,254,572     $    8,811,829      $1,649,066,401
- ----------------------------------------------------------------------------------------------------------------


At December 31, 2003
- ----------------------------------------------------------------------------------------------------------------
Segment assets                                             $1,640,828,100     $  544,254,775      $2,185,082,875
Segment liabilities                                                -             533,483,765         533,483,765
- ----------------------------------------------------------------------------------------------------------------

Net assets of reportable segments                          $1,640,828,100     $   10,771,010      $1,651,599,110
- ----------------------------------------------------------------------------------------------------------------

* Belrose Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                               Three Months         Three Months         Nine Months          Nine Months
                                                  Ended                Ended                Ended                Ended
                                               September 30,        September 30,        September 30,        September 30,
                                                  2004                 2003                 2004                 2003
                                            ----------------------------------------------------------------------------------
Revenue:
 Revenue from reportable segments              $  23,458,622        $  20,377,709        $  67,207,998        $   61,041,036
 Unallocated amounts:
  Interest earned on cash not invested
   in the Portfolio or in subsidiaries                48,034                4,481              111,225                12,293
                                            ----------------------------------------------------------------------------------
Total revenue                                  $  23,506,656        $  20,382,190        $  67,319,223        $   61,053,329
                                            ----------------------------------------------------------------------------------
Net increase (decrease) in net assets
 from operations:
  Net (decrease) increase in net assets
   from operations of reportable               $ (44,156,253)       $  37,087,663        $  15,099,141        $  156,078,788
   segments
  Unallocated investment income:
   Interest earned on cash not invested
    in the Portfolio or in subsidiaries               48,034                4,481              111,225                12,293
  Unallocated expenses(1):
   Distribution and servicing fees                  (797,907)            (731,562)          (2,427,312)           (2,028,314)
   Audit, tax and legal fees                         (37,177)             (37,178)            (113,065)             (240,839)
   Interest expense on Credit Facility              (260,686)             (53,997)            (536,276)             (128,027)
   Other operating expenses                          (25,361)             (80,463)             (79,231)             (143,753)
                                            ----------------------------------------------------------------------------------
Total net (decrease) increase in net
 assets from operations                        $ (45,229,350)       $  36,188,944        $  12,054,482        $ 153,550,148
                                            ----------------------------------------------------------------------------------

                                          September 30, 2004   December 31, 2003
                                          ------------------   -----------------
Net assets:
 Net assets of reportable segments         $1,649,066,401       $1,651,599,110
 Unallocated amounts:
  Cash(2)                                          95,363              412,226
  Short-term investments(2)                     3,943,000            7,614,214
  Loan payable - Credit Facility(3)           (41,311,478)         (27,026,426)
  Other liabilities                              (175,207)            (144,366)
                                          ------------------   -----------------
Total net assets                           $1,611,618,079       $1,632,454,758
                                          ------------------   -----------------

(1) Unallocated expenses represent costs incurred that pertain to the overall operation of Belrose Capital, and do not pertain to either operating segment.

(2) Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.

(3) Unallocated amount of loan payable - Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2003

(a) RESULTS OF OPERATIONS.

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

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index (the S&P 500) as the Fund's primary performance benchmark. The S&P 500 is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return
- ----------------------------
(1) Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. The Portfolio's total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for certain fund expenses. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P
     500. It is not possible to invest directly in an Index.

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

The Fund's total return was -2.72% for the quarter ended September 30, 2004. This return reflects a decrease in the Fund's net asset value per share from $98.44 to $95.77 during the period. The total return of the S&P 5 00 w as -1.87% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.68% during the period. Last year, the Fund had a total return performance of 2.53% for the quarter ended September 30, 2003. This return reflected an increase in the Fund's net asset value per share from $83.43 to $85.54 during the period. The S&P 500 had a total return of 2.65% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.18% during th at period.

PERFORMANCE OF THE PORTFOLIO. For the quarter ended September 30, 2004, the Portfolio's total return was - experienced a loss of 2.04%, slightly lower worse than the S&P 500 Index, which posted a -declined 1.87% return during the quarter. The third quarter of 2004 was disappointing for equity returns, as pre-election jitters and moderating earnings growth expectations in the face of rising oil prices and higher short-term interest rates weighed on the markets.

During the third quarter of 2004, value stocks generally outperformed growth stocks. The Portfolio's modest underperformance during this period was attributable in part to a relative underweight of the market's strongest performing industries, specifically electric utilities, diversified telecom and metals. Investor anxiety over higher short-term interest rates and the unrelenting surge in oil prices pressured economically sensitive sectors, particularly consumer discretionary and information technology stocks. The Portfolio benefited from a decreased exposure to media, specialty retail and semiconductor industries during the quarter ended September 30, 2004. The Portfolio's ongoing emphasis of the energy sector was also beneficial, as energy stocks advanced on record high oil prices. Within the financials sector, recognizing increased interest rate risk, the Portfolio correctly redeployed assets in less interest-sensitive industries. The Portfolio's de-emphasis of the pharmaceuticals was also helpful, given political and company specific headwinds faced by health care stocks in the third quarter of 2004.

For the quarter ended September 30, 2003, the Portfolio's total return was 13.54
2.35 % compared to the 2.65 15.39 % total return for achieved by the S&P 500. Favorable fiscal and monetary policies, resilient consumer spending and positive earnings momentum contributed to the market's strength during the third quarter of 2003. The Portfolio's stock selection and underweighting of the telecommunication and health care sectors were beneficial during the quarter ended September 30, 2003, but not sufficient to offset the impact of the Portfolio's underweighting during that quarter of the information technnology sector (the best performing sector during the quarter). During the quarter, the S&P 500 posted its best quarterly return in five years, with favorable fiscal and monetary policy developments, progress in Iraq and signs of an improving economy contributing to a stronger market. The Portfolio's relative underperformance was attributable primarily to its lower exposure to higher-volatility, lower-quality stocks that were the strongest performers in the sharp market rally.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belrose Realty. As of September 30, 2004, real estate investments included four real estate joint ventures (Real Estate Joint Ventures) and a portfolio of Partnership Preference Units issued by partnerships affiliated with publicly traded real estate investment trusts (REITs). The Real Estate Joint Ventures operate multifamily or industrial distribution properties. As of September 30, 2004, the estimated fair value of the Fund's real estate investments represented 30.0% of the Fund's total assets on a consolidated basis. After adjusting for minority interests in the Real Estate Joint Ventures, the Fund's real estate investments represented 35.8% of the Fund's net assets as of September 30, 2004.

On August 4, 2004, Deerfield Property Trust (Deerfield), a Real Estate Joint Venture, through its interest in ProLogis Six Rivers Limited Partnership (Six Rivers), participated in the merger of Six Rivers with Keystone Property Trust (Keystone), a publicly-held REIT . As part of the Keystone transaction, Deerfield increased its ownership interest in the properties acquired during the quarter ended June 30, 2004 to 100% and acquired a partnership interest in Six Rivers. Through its interest in Six Rivers, Deerfield acquired 100% of the economic interest in certain industrial distribution properties for approximately $191.5 million. Belrose Realty owns a majority interest in Deerfield, ProLogis owns a minority interest in Deerfield and ProLogis or an affiliate thereof manages the properties. Deerfield obtained first mortgage financing of $123.0 million on October 6, 2004, which is secured by the properties it owns and is without recourse to Belrose Realty, the Fund or its Shareholders. Pursuant to an agreement between Belrose Realty and ProLogis, Belrose Realty may (but is not obligated to) make loans to Deerfield to fund certain items such as debt service, insurance or property taxes.

During the quarter ended September 30, 2004, rental income from real estate operations was approximately $19.1 million compared to approximately $16.1 million for the quarter ended September 30, 2003, an increase of $3.0 million or 19%. This increase in rental income was due to income from the industrial distribution properties acquired on June 30 and August 4, 2004, and an increase in income from multifamily properties due to modest increases in apartment rental rates net of concessions during the quarter. For the quarter ended September 30, 2003, rental income increased principally due to the greater number of properties held as compared to the same quarter in 2002 offset in part by increased rent concessions or reduced apartment rental rates and lower occupancy levels at properties owned by the Real Estate Joint Ventures during the quarter.

During the quarter ended September 30, 2004, property operating expenses were approximately $10.7 million compared to approximately $7.2 million for the quarter ended September 30, 2003, an increase of 49% (property operating expenses are before certain operating expenses of Belrose Realty of approximately $1.2 million for the quarter ended September 30, 2004 and $0.8 million for the quarter ended September 30, 2003). The net increase in property operating expenses was principally due to the expenses of the industrial distribution properties acquired on June 30 and August 4, 2004, and also due to a 7% increase in property taxes and insurance expenses at multifamily properties as well as a 5% increase in property and maintenance expenses at multifamily properties during the quarter. During the quarter ended September 30, 2003, property operating expenses increased principally due to the greater number of properties held through the Real Estate Joint Ventures during the quarter.

The near term outlook for multifamily property operations continues to be weak. While the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets. Boston Management expects that multifamily real estate operating results for the remainder of 2004 will continue to be similar to 2003. In 2004, many industrial markets in the United States began to experience increased demand for space after several years of occupancy and rental rate declines. For many industrial distribution properties, reduced rent levels are likely to continue over the near term as above-market leases mature and space is released at current market rates. Boston Management expects that improvements in multifamily and industrial distribution property operating performance will occur over the longer term.

At  September  30,  2004,  the  estimated  fair  value  of the  real  properties indirectly held through Belrose Realty (including the interest in property management contracts described in Note 3 to the Fund's unaudited condensed consolidated financial statements in Item 1 above) was approximately $681.9 million compared to approximately $473.3 million at September 30, 2003, a net increase of $208.6 million or 44%. The net increase in estimated real property values at September 30, 2004 as compared to September 30, 2003 was principally due to the properties acquired by Deerfield. The increase in estimated property values at September 30, 2003 as compared to September 30, 2002 was primarily due to the greater number of properties held through the Real Estate Joint Ventures during the third quarter of 2003. In addition, estimated property values increased slightly due to decreases in capitalization rates, which partially offset declining income level expectations during that quarter. The capitalization rate, a term commonly used in the real estate industry, is the rate of return percentage applied to actual or projected income levels to estimate the value of real estate investments.

During the quarter ended September 30, 2004, the Fund saw net unrealized depreciation of the estimated fair value of its other real estate investments (which includes the Real Estate Joint Ventures) of approximately $1.2 million compared to unrealized depreciation of approximately $1.1 million during the quarter ended September 30, 2003. Net unrealized depreciation during the quarter ended September 30, 2004 consisted of approximately $0.8 million of unrealized depreciation due to certain legal and transaction costs associated with Deerfield's acquisitions and approximately $0.4 million of net unrealized depreciation resulting from declines in estimated property values. Unrealized depreciation during the quarter ended September 30, 2003 resulted from decreases in estimated property values during the quarter.

In November 2004, Belrose Realty sold its interest in one of its Real Estate Joint Ventures, Bel Apartment Properties Trust, for approximately $32.4 million to another investment fund advised by Boston Management, recognizing a loss of $1.5 million on the transaction.

During the quarter ended September 30, 2004, Belrose Realty sold certain of its Partnership Preference Units totaling approximately $39.3 million (representing sales to other investment funds advised by Boston Management), recognizing a gain of approximately $6.8 million on the transactions. At September 30, 2004, the estimated fair value of Belrose Realty's Partnership Preference Units totaled approximately $30.4 million compared to approximately $56.8 million at September 30, 2003, a net decrease of $26.4 million or 47%. While the net decrease in value was due principally to fewer Partnership Preference Units held at September 30, 2004, the net decrease also reflects lower per unit values of the Partnership Preference Units held at September 30, 2004 due principally to their lower average coupon rates. In the current low interest rate environment, many issuers have been redeeming Partnership Preference Units as call protections expire or restructuring the terms of outstanding Partnership

Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belrose Realty during the quarter ended September 30, 2003 were no longer held at September 30, 2004. Boston Management expects this trend to continue through 2004. At September 30, 2003, the estimated fair value of Partnership Preference Units had increased principally due to a greater number of units held as compared to September 30, 2002.

During the quarter ended September 30, 2004, the Fund saw net unrealized depreciation in the estimated fair value of its Partnership Preference Units of approximately $6.5 million compared to net unrealized depreciation of approximately $0.3 million during the quarter ended September 30, 2003. Net unrealized depreciation of approximately $6.5 million during the third quarter of 2004 resulted from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the quarter ended September 30, 2004.

Distributions from Partnership Preference Units for the quarter ended September 30, 2004 totaled approximately $0.7 million compared to approximately $1.2 million for the quarter ended September 30, 2003, a decrease of $0.5 million or 42%. The decrease was principally due to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held during the quarter ended September 30, 2004. During the quarter ended September 30, 2003, distributions increased due to the greater number of Partnership Preference Units held as compared to the same quarter in 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended September 30, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $7.2 million, compared to net realized and unrealized gains of approximately $3.1 million for the quarter ended September 30, 2003. Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2004 consisted of $6.0 million of unrealized depreciation due to changes in swap agreement valuations and $1.2 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on the interest rate swap agreements). For the quarter ended September 30, 2003, net realized and unrealized gains on swap agreements consisted of unrealized appreciation of $4.3 million on swap agreement valuation changes, offset in part by $1.2 million of swap agreement periodic payments. The negative impact on Fund performance for the quarter ended September 30, 2004 from changes in swap agreement valuations was attributable to a decline in swap rates during the period. The positive contribution to Fund performance for the quarter ended September 30, 2003 was attributable to an increase in swap rates during the period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

PERFORMANCE OF THE FUND. The Fund's total return was 0.73% for the nine months ended September 30, 2004. This return reflects a decrease in the Fund's net asset value per share from $95.84 to $95.77 and a distribution of $0.77 per share during the period. The S&P 500 had a total return of 1.51% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.60% during the period. Last year, the Fund had a total return performance of 11.36% for the nine months ended September 30, 2003. This return reflected an increase in the Fund's net asset value per share from $76.86 to $85.54 and a distribution of $0.05 per share. The S&P 500 had a total return of 14.71% over the same period. The performance of the Fund exceeded that of the Portfolio by 0.62% during that period.

PERFORMANCE OF THE PORTFOLIO. For the nine months ended September 30, 2004, the Portfolio's total return was 1.33%, slightly lower than the S&P 500 Index, which returned 1.51% for the period. U.S. equity markets remained range-bound during the period, restrained by investor anxiety over higher short-term interest rates, rising energy prices and moderating consumer spending. Geopolitical and economic concerns were offset by low inflation levels, continued earnings strength and attractive valuations. Investors returned to quality, dividend-paying stocks, avoiding last year's high volatility, low quality investments. During the first nine months of 2004, mid-cap stocks outperformed large-caps and small-caps, and value stocks trounced growth investments.

The Portfolio's modest underperformance during this period was attributable in part to adverse stock selection within the market's lagging sectors. Investments within media, retail and health care service industries detracted from returns. The Portfolio maintained an overweight of industrials stocks and benefited from advances in airfreight, defense and machinery holdings. While the information technology and consumer staples sectors lagged the market during the first nine months of 2004, the Portfolio's allocation and investment selections within computer peripherals and food products were beneficial. The Portfolio's ongoing emphasis of the commodity-related investments in the energy and materials sectors was also positive, as stocks advanced on higher commodity prices. During the nine months ended September 30, 2004, the Portfolio continued to underweight the utilities and telecom sectors.

For the nine months ended September 30, 2003, the Portfolio's total return was 10.74% compared to the 14.71% total return achieved by the S&P 500. In March of 2003, equity markets began a sharp rally coincident with U.S. military success in Iraq and the development of stronger economic conditions domestically. The Portfolio's relative underperformance during the period was attributable primarily to its lower exposure to higher volatility, lower quality stocks that were the strongest performers in the market rally.

PERFORMANCE OF REAL ESTATE INVESTMENTS. During the nine months ended September 30, 2004, Belrose Realty purchased certain real estate investments. On June 30, 2004, Deerfield acquired a majority interest in certain industrial distribution properties from ProLogis for approximately $9.3 million. ProLogis retained a minority interest in the properties. In May 2004, Belrose Realty entered into agreements with ProLogis to form Six Rivers (in association with subsidiaries of other investment funds advised by Boston Management) and to merge Six Rivers with Keystone. The transactions contemplated by these agreements were consummated on August 4, 2004. As a result of the transactions, Deerfield acquired a partnership interest in Six Rivers. In addition, ProLogis acquired a minority interest in Deerfield. Through its interest in Six Rivers, Deerfield owns 100% of the economic interest in certain industrial distribution properties acquired through the merger of Six Rivers and Keystone for approximately $191.5 million. On October 6, 2004, Deerfield obtained first mortgage financing of approximately $123.0 million secured by its properties. At the time of acquisition, the Fund provided interim financing for Deerfield.

During the nine months ended September 30, 2004, rental income from real estate operations was approximately $51.6 million compared to approximately $48.5 for the nine months ended September 30, 2003, an increase of $3.1 million or 6%. This increase was due to income from the industrial distribution properties acquired on June 30 and August 4, 2004, as well as modest increases in apartment rental rates net of concessions during the period. For the nine months ended September 30, 2003, rental income increased principally due to the greater number of Real Estate Joint Ventures held through Belrose Realty during the period (and the longer period of time for which such Real Estate Joint Ventures were held) compared to the period ended September 30, 2002. During this period, multifamily properties were affected by weak multifamily market fundamentals in most regions with low occupancy levels and increased rent concessions.

During the nine months ended September 30, 2004, property operating expenses were approximately $25.1 million compared to approximately $21.5 million for the nine months ended September 30, 2003, a net increase of $3.6 million or 17% (property operating expenses are before certain operating expenses of Belrose Realty of approximately $2.8 million for the nine months ended September 30, 2004 and $2.5 million for the nine months ended September 30, 2003). The increase in property operating expenses during the nine months ended September 30, 2004 was principally due to the expenses of the industrial distribution properties acquired on June 30 and August 4, 2004. During the nine months ended September 30, 2003, property operating expenses increased principally due to the greater number of Real Estate Joint Ventures held through Belrose Realty during the period (and the longer period of time for which such Real Estate Joint Ventures were held) compared to the period ended September 30, 2002. The near term outlook for multifamily property operations continues to be weak. As discussed above, while the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets. Additionally, while conditions in many industrial markets began to improve in 2004, reduced rental rates are likely to continue over the near term.

The estimated fair value of the real properties indirectly held through Belrose Realty was approximately $681.9 million at September 30, 2004 compared to approximately $473.3 million at September 30, 2003, a net increase of $208.6 million or 44%. The net increase in estimated real property values at September 30, 2004 as compared to September 30, 2003 was principally due to the properties acquired by Deerfield. The increase in estimated property values at September 30, 2003 was primarily due to the greater number of Real Estate Joint Ventures held at September 30, 2003 as compared to September 30, 2002. In addition, estimated property values increased slightly during that period due to decreases in capitalization rates, which partially offset declining income level expectations.

During the nine months ended September 30, 2004, the Fund saw net unrealized depreciation in the estimated fair value of its other real estate investments (which includes the Real Estate Joint Ventures) of approximately $0.1 million compared to net unrealized appreciation of approximately $2.8 million during the nine months ended September 30, 2003. Net unrealized depreciation of $0.1 million during the nine months ended September 30, 2004 was due to modest net depreciation in the value of Belrose Realty's interests in the Real Estate Joint Ventures and certain legal and transaction costs associated with the Deerfield acquisitions. Unrealized appreciation during the nine months ended September 30, 2003 was due to modest increases in estimated asset values during the period.

During the nine months ended September 30, 2004, Belrose Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units totaling approximately $80.4 million (including sales to other investment funds advised by Boston Management), recognizing gains of approximately $5.0 million on the transactions. During the nine months ended September 30, 2004, Belrose Realty also acquired interests in additional Partnership Preference Units from other investment funds advised by Boston Management totaling approximately $57.2 million. At September 30, 2004, the estimated fair value of Belrose Realty's Partnership Preference Units totaled approximately $30.4 million compared to approximately $56.8 million at September 30, 2003, a decrease of $26.4 million or 47%. The decrease was principally due to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held during the nine months ended September 30, 2004. During the nine months ended September 30, 2004, Partnership Preference Unit values were negatively affected by the rising trend in U.S. interest rates, partly offset by tighter spreads for credit-sensitive income securities, including real estate-related securities. In a rising interest rate environment, values of outstanding Partnership Preference Units generally can be expected to decline. At September 30, 2003, the increase in the estimated fair value of the Fund's Partnership Preference Units was principally due to the greater number of Partnership Preference Units held at September 30, 2003 as compared to September 30, 2002 and to net increases in the per unit value of the Partnership Preference Units during the period.

The Fund saw net unrealized depreciation in the estimated fair value of its Partnership Preference Units of approximately $8.1 million during the nine months ended September 30, 2004 compared to net unrealized appreciation of approximately $6.9 million for the nine months ended September 30, 2003. The net unrealized depreciation of approximately $8.1 million in the first nine months of 2004 consisted of approximately $2.3 million of unrealized depreciation resulting from decreases in per unit values of the Partnership Preference Units held by Belrose Realty during the period and approximately $5.8 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the nine months ended September 30, 2004. Net unrealized appreciation during the nine months ended September 30, 2003 resulted from increases in per unit values of Partnership Preference Units and the greater number of Partnership Preference Units held during the period.

Distributions from Partnership Preference Units for the nine months ended September 30, 2004 totaled approximately $4.6 million compared to approximately $3.4 million for the nine months ended September 30, 2003, an increase of $1.2 million or 35%. The increase was due to the larger number of Partnership Preference Units held on average during the nine months ended September 30, 2004 and to a one-time special distribution from one issuer made in connection with a restructuring of its Partnership Preference Units. For the nine months ended September 30, 2003, distributions increased due to the larger number of Partnership Preference Units held during the first three quarters of 2003 as compared to the period ended September 30, 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the nine months ended September 30, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $5.5 million, compared to net realized and unrealized losses of approximately $4.0 million for the nine months ended September 30, 2003. Net realized and unrealized losses on swap agreements for the nine months ended September 30, 2004 consisted of $2.3 million of unrealized depreciation due to changes in swap agreement valuations and $3.3 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the nine months ended September 30, 2003, net realized and unrealized losses on swap agreements consisted of unrealized depreciation of $0.6 million on swap agreement valuation changes and $3.4 million of swap agreement periodic payments. The negative impact on Fund performance for the nine months ended September 30, 2004 from changes in swap agreement valuations was attributable to a decline in swap rates during the period. The negative impact on Fund performance for the nine months ended September 30, 2003 from changes in swap valuations was due to a modest decline in swap rates with shorter terms during the period.

(b) LIQUIDITY AND CAPITAL RESOURCES.

OUTSTANDING BORROWINGS. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of September 30, 2004, the Fund had outstanding borrowings of $336.9 million and no unused loan commitments under the Credit Facility.

In August 2004, the Fund made borrowings under its credit arrangement with Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) in the amount of $57 million. At that time, the Fund also temporarily increased the amount available under its credit arrangement with Merrill Lynch by $66.0 million and borrowed that amount. The additional $66.0 million of borrowings was at a rate of one-month LIBOR plus 0.90% and was for a term of up to sixty-days. The Fund used the total proceeds from these borrowings to finance the acquisitions by Deerfield of interests in certain industrial distribution properties. On October 6, 2004, Deerfield obtained first mortgage financing for its properties, the proceeds from which were used to reduce the Fund's Merrill Lynch borrowings. As of November 9, 2004, there were no outstanding borrowings under the Merrill Lynch credit arrangement. There was a $2.1 million letter of credit issued.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments that fluctuate with one or three month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2004, the unrealized depreciation related to the interest rate swap agreements was approximately $0.8 million. As of September 30, 2003, the unrealized depreciation related to the interest rate swap agreements was approximately $12.2 million.

(c) CRITICAL ACCOUNTING ESTIMATES.

The Fund's critical accounting estimates are described in Item 7(e) of its Annual Report on Form 10-K for the year ended December 31, 2003. The Fund's critical accounting estimates as they relate to Real Estate Joint Ventures have been updated to reflect the valuation of Belrose Realty's interest in Deerfield. The following discussion replaces the discussion of such estimates included in the Fund's Annual Report. The discussion of the Fund's critical accounting estimates included in the Annual Report is otherwise unchanged.

REAL ESTATE JOINT VENTURES. Boston Management determines the estimated fair value of the Fund's interest in each Real Estate Joint Venture based primarily on annual appraisals of the properties owned by such Real Estate Joint Venture (provided such appraisals are available) and an allocation of the equity value of the Real Estate Joint Venture between the Fund and the Operating Partner. Appraisals of Real Estate Joint Venture properties may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances that may materially impact estimated property values have occurred since the most recent appraisal.

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

Appraisals of properties owned by each Real Estate Joint Venture are conducted by independent appraisers who are licensed in their respective states and not affiliated with Eaton Vance or the Operating Partners. Each appraisal is conducted in accordance with the Uniform Standards Board and the Code of Professional Appraisal Practice of the Appraisal Institute (as well as other relevant standards). Boston Management reviews the appraisal of each property and generally relies on the assumptions and judgments made by the appraiser. Property appraisals are inherently uncertain because they apply assumed discount rates, capitalization rates, growth rates and inflation rates to the appraiser's estimated stabilized cash flows, and due to the unique characteristics of a property, which may affect its value but may not be taken into account. If the assumptions and estimates used by the appraisers to determine the value of the properties owned by the Real Estate Joint Ventures were to change, it may materially impact the estimated fair value of the Real Estate Joint Ventures. When a property owned by a Real Estate Joint Venture has not been appraised (such as when the Real Estate Joint Venture recently acquired the property), Boston Management determines the estimated fair value of the property based on the transaction value of the property, which equals the total acquisition cost of the property exclusive of certain legal and transaction costs. Once an appraisal of that property has been conducted, Boston Management will base the estimated fair value of the property on the estimated value as determined by the appraiser. Appraisals of newly acquired properties are conducted throughout the year following the acquisition. If the appraised value of the property differs significantly from the transaction value of the property, it may materially impact the estimated fair value of the Real Estate Joint Venture.

Boston Management determines the estimated fair value of the Fund's equity interest in each Real Estate Joint Venture based on an estimate of the allocation of equity interests between the Fund and the Operating Partner. This allocation is calculated by a third party specialist, provided appraisals have been conducted of all of the properties owned by the Real Estate Joint Venture. The specialist uses a financial model that considers the (i) terms of the joint venture agreement relating to allocation of distributable cash flow, (ii) the duration of the joint venture; and (iii) the projected property values and cash flows from the properties based on estimates made by the appraisers. The estimated allocation of equity interests between the Fund and the Operating Partner of each Real Estate Joint Venture is prepared quarterly and reviewed by Boston Management. When the properties owned by a Real Estate Joint Venture have not been appraised (such as when the Real Estate Joint Venture recently acquired the properties), Boston Management allocates equity interests in the Real Estate Joint Venture based on the contractual ownership interests of Belrose Realty and the Operating Partner. Once appraisals have been conducted of all of the properties owned by the Real Estate Joint Venture, the estimated fair value of the Fund's equity interest in the Real Estate Joint Venture will be determined by the third party specialist using the financial model described above. Interim valuations of Real Estate Joint Venture assets may be adjusted to reflect significant changes in economic circumstances, and the results of operations and distributions. If the estimate of the allocation of equity interests in the Real Estate Joint Ventures were to change (because, for example, the appraisers' estimate of property values or projected cash flows of the Real Estate Joint Ventures changed), it may materially impact the estimated fair value of the Real Estate Joint Ventures. As of September 30, 2004, all of the properties owned by the Real Estate Joint Ventures have been appraised, except for those owned by Deerfield. The properties owned by Deerfield were acquired on June 30, 2004 and August 4, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK. The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility used to acquire Belrose Realty's equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one or three month LIBOR. The Fund's interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

                            Interest Rate Sensitivity
                        Cost, Principal (Notional) Amount
                    by Contractual Maturity and Callable Date
                   for the Twelve Months Ended September 30,*

                                                                                                                   Estimated Fair
                                                                                                                     Value as of
                                                                                                                      September
                                        2005           2006-2009            Thereafter            Total               30, 2004
- ------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
- -----------------------------
Long-term debt:
- -----------------------------
Fixed-rate mortgages                                                       $344,219,483        $344,219,483          $396,400,000

Average interest rate                                                              7.53%               7.53%
- -----------------------------
Variable-rate Credit Facility                                              $336,900,000        $336,900,000          $336,900,000

Average interest rate                                                              2.27%               2.27%
- ------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
financial instruments:
- -----------------------------

Pay fixed/receive variable
interest rate swap agreements                                              $192,838,000        $192,838,000          $   (849,305)

Average pay rate                                                                   4.26%               4.26%

Average receive rate                                                               2.12%               2.12%
- ------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
- -----------------------------
Fixed-rate Partnership
Preference Units:
- -----------------------------
Essex Portfolio, L.P., 7.875%
Series D Cumulative Redeemable
Preferred Units, Callable 7/28/10,
Current Yield: 7.82%                                                       $ 12,642,150        $ 12,642,150          $ 12,593,050

Liberty Property L.P., 9.25%
Series B Cumulative Redeemable
Preferred Units, Callable 7/28/04,
Current Yield: 9.11%                 $18,130,840                                               $ 18,130,840          $ 17,766,000

* The amounts listed reflect the Fund's positions as of September 30, 2004. The Fund's current positions may differ.

ITEM 4. CONTROLS AND PROCEDURES.

Eaton Vance, as the Fund's manager, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Fund's disclosure controls and procedures were effective. During the quarter, the Fund adopted additional internal control procedures as a result of the Deerfield acquisitions. There were no other changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2003, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund (less any applicable redemption fee). The right to redeem is available to all shareholders and all outstanding Fund shares are eligible (except for shares subject to an estate freeze election as described in Item 5 of the Fund's Annual Report on Form 10-K for the fiscal year ending December 31, 2003). During each month in the quarter ended September 30, 2004, the total number of shares redeemed and the average price paid per share were as follows:

                                      Total No. of Shares    Average Price Paid
Month Ended                              Redeemed(1)              Per Share
- -------------------------------------------------------------------------------
July 31, 2004                            10,212.449                $95.90
- -------------------------------------------------------------------------------
August 31, 2004                           9,936.032                $94.36
- -------------------------------------------------------------------------------
September 30, 2004                       87,271.977                $95.66
- -------------------------------------------------------------------------------
Total                                   107,420.458                $95.59
- -------------------------------------------------------------------------------

(1) All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund's redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended September 30, 2004.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  The following is a list of all exhibits filed as part of this Form 10-Q:

4.2(b) Amendment No. 2 dated August 3, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on November 9, 2004.


                                BELROSE CAPITAL FUND LLC



                                /s/ Michelle A. Green
                                ---------------------------
                                Michelle A. Green
                                Chief Financial Officer
                                (Duly Authorized Officer and
                                Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------

4.2(b) Amendment No. 2 dated August 3, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

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