Form 10-K
period 2004-12-31
BELROSE CAPITAL FUND LLC
filed 2005-03-15
CIK 1170304

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2004
                          Commission File No. 000-50258
                                              ---------

                      Belrose Capital Fund LLC (the Fund)
             (Exact name of registrant as specified in its charter)
          Securities registered pursuant to Section 12(g) of the Act:


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

                                        YES  [X]     NO  [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                        YES  [X]     NO  [ ]


Aggregate market value of the Shares held by non-affiliates of registrant, based on the closing net asset value on June 30, 2004 was $1,667,123,112. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the registrant's manager, its executive officers and directors and persons holding 5% or more of the registrant's Shares are affiliates.

                           Incorporation by Reference:
                          ---------------------------
None.

                    The Exhibit Index is located on page 83.

                            Belrose Capital Fund LLC
                               Index to Form 10-K
Item                                                                       Page
                                     PART I
                                     ------

  1     Business...........................................................  1
           Fund Overview...................................................  1
              Structure of the Fund........................................  1
              Fund Management..............................................  1
              The Fund's Offering..........................................  2

           The Fund's Investment in Belvedere Capital Fund Company
            LLC and Tax-Managed Growth Portfolio...........................  2
              Belvedere Company............................................  2
              The Portfolio................................................  3
              The Portfolio's Investment Objective and Policies............  3
              The Portfolio's Tax-Sensitive Management Strategies..........  3

           The Fund's Real Estate Investments..............................  4
              Real Estate Joint Venture Investments........................  4
              Partnership Preference Units.................................  6
              Organization of the Fund's Controlled Subsidiaries...........  6

           Fund Borrowings.................................................  6
              Interest Rate Swap Agreements................................  7

           The Eaton Vance Organization....................................  7
              Conflicts of Interest .......................................  7

  2     Properties.........................................................  8

  3     Legal Proceedings..................................................  8

  4     Submission of Matters to a Vote of Security Holders................  8

                                     PART II
                                     -------

  5     Determining Net Asset Value, Market for Fund Shares, Related
         Shareholder Matters and Issuer Purchases of Equity Securities....  9
           Market Information, Restrictions on Transfers and
            Redemption of Shares..........................................  9
              Transfers of Fund Shares....................................  9
              Redemption of Fund Shares...................................  9
              Determining Net Asset Value................................. 10
              Historic Net Asset Values................................... 11
           Record Holders of Shares of the Fund........................... 12
           Distributions.................................................. 12
              Income and Capital Gain Distributions....................... 12
              Special Distributions....................................... 12

  6     Selected Financial Data........................................... 13
           Table of Selected Financial Data............................... 13

  7     Management's Discussion and Analysis of Financial Condition
         (MD&A) and Results of Operations................................. 14
           Results of Operations.......................................... 14
           MD&A and Results of Operations for the Year Ended December 31,
            2004 Compared to the Year Ended December 31, 2003............. 14
              Performance of the Fund..................................... 14
              Performance of the Portfolio................................ 15
              Performance of Real Estate Investments...................... 15
              Performance of Interest Rate Swap Agreements................ 17

           MD&A and Results of Operations for the Year Ended December 31,
            31, 2003 Compared to the Period Ended December 31, 2002....... 17
              Performance of the Fund..................................... 17
              Performance of the Portfolio................................ 17
              Performance of Real Estate Investments...................... 18
              Performance of Interest Rate Swap Agreements................ 19
           Liquidity and Capital Resources................................ 19
              Outstanding Borrowings...................................... 19
              Liquidity................................................... 19
           Off-Balance Sheet Arrangements................................. 20
           The Fund's Contractual Obligations............................. 20
           Critical Accounting Estimates.................................. 21

  7A    Quantitative and Qualitative Disclosures About Market Risk........ 23
           Quantitative Information About Market Risk..................... 23
              Interest Rate Risk.......................................... 23
           Qualitative Information About Market Risk...................... 25
              Risks Associated with Equity Investing...................... 25
              Risks of Investing in Foreign Securities.................... 25
              Risks of Certain Investment Techniques...................... 25
              Risks of Real Estate Investments............................ 26
              Risks of Interest Rate Swap Agreements...................... 28
              Risks of Leverage........................................... 28

  8     Financial Statements and Supplementary Data....................... 29

  9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........................................ 30

  9A    Controls and Procedures........................................... 30

  9B    Other Information................................................. 30

                                    PART III
                                    --------

 10     Directors and Executive Officers.................................. 31
           Management..................................................... 31
           Compliance with Section 16(a) of the Securities Exchange
            Act of 1934................................................... 32
           Code of Ethics................................................. 32

 11     Executive Compensation............................................ 32

 12     Security Ownership of Certain Beneficial Owners and Management.... 32
           Security Ownership of Certain Beneficial Owners................ 32

           Security Ownership of Management............................... 32
           Changes in Control............................................. 32

 13     Certain Relationships and Related Transactions.................... 33
           The Fund's Investment Advisory and Administrative Fee.......... 33
           Belrose Realty's Management Fee................................ 33
           The Portfolio's Investment Advisory Fee........................ 34
           Servicing Fees Paid by the Fund................................ 34
           Servicing Fees Paid by Belvedere Company....................... 34
           Distribution Fees Paid to EV Distributors...................... 34
           Redemption Fees................................................ 34
           Certain Real Estate Investment Transactions.................... 34

 14     Principal Accountant Fees and Services............................ 35

                                     PART IV
                                     -------

 15     Exhibits, Financial Statements and Reports on Form 8-K............ 37

APPENDIX A................................................................ 38

FINANCIAL STATEMENTS...................................................... 39

SIGNATURES................................................................ 82

EXHIBIT INDEX............................................................. 83

                                     PART I
                                     ------

ITEM 1. BUSINESS.
-----------------

FUND OVERVIEW. Belrose Capital Fund LLC (the Fund) is a private investment company organized by Eaton Vance Management (Eaton Vance) to provide diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected public companies. The Fund's investment objective is to achieve long-term, after-tax returns for persons who have invested in the Fund (Shareholders). The Fund, a Delaware limited liability company, commenced its investment operations on March 19, 2002. Limited liability company interests of the Fund (Shares) were issued to Shareholders at six closings during 2002 and 2003. At each Fund closing, the Fund accepted contributions of stock from investors in exchange for Shares of the Fund. The Fund discontinued offering Shares on February 19, 2003 and, while the Fund is not prohibited from doing so, no future offering is anticipated. As of December 31, 2004, the Fund had net assets of approximately $1.7 billion.

STRUCTURE OF THE FUND. The Fund is structured to provide tax-free diversification and tax-sensitive investment management to Shareholders. To meet the objective of tax-free diversification, the Fund must satisfy specific requirements of the Internal Revenue Code of 1986, as amended (the Code). In order for the contributions of appreciated stock to the Fund by Shareholders to be nontaxable, not more than 80% of the Fund's assets (calculated in the manner prescribed) may consist of "stocks and securities" as defined in the Code. To meet this requirement, the Fund invests at least 20% of its assets as so determined in certain real estate investments (see "The Fund's Real Estate Investments" below). The Fund invests up to 80% of its assets in a diversified portfolio of common stocks (see "The Fund's Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio" below). The Fund acquired its real estate investments with borrowed funds, as described below under "Fund Borrowings". See Appendix A for a chart detailing the investment structure of the Fund.

In its investment program, the Fund balances investment considerations and tax considerations, and takes into account the taxes payable by Shareholders on allocated investment income and realized capital gains. See "The Fund's
Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio" below.

There is no trading market for the Fund's Shares. As described further under "Redemption of Fund Shares" in Item 5(a), Fund Shares may be redeemed on any business day. The Fund satisfies redemption requests principally by distributing securities, but may also distribute cash. The value of securities and cash distributed to satisfy a redemption will equal the net asset value of the number of Shares redeemed, less any applicable redemption fee. Under most circumstances, a redemption from the Fund that is met by distributing securities as described herein will not result in the recognition of capital gains by the Fund or by the redeeming Shareholder. The redeeming Shareholder would generally recognize capital gains upon the sale of the securities received upon the redemption.

The Fund intends to distribute each year the amount of its net investment income for such year, if any. The Fund also intends to make annual capital gain distributions equal to approximately 18% of the amount of its net realized capital gains, if any, other than certain precontribution gains. The Fund's distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income (or loss) and net realized gain (or loss) as set forth in the Fund's consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under generally accepted accounting principles. The Fund's income distributions are not expected to be significant. The Fund intends to pay any distributions on the last business day of each fiscal year of the Fund (which concludes on December 31) or shortly thereafter. See "Distributions" in Item 5(c).

FUND MANAGEMENT. The manager of the Fund is Eaton Vance, a Massachusetts business trust registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the Advisers Act). Eaton Vance and its subsidiary, Boston Management and Research (Boston Management), provide management and advisory services to the Fund, its real estate subsidiary and the investment portfolio in which the Fund invests. Boston Management is also registered as an investment adviser under the Advisers Act. Eaton Vance and Boston Management provide advisory, administration and/or management services to over 150 investment companies, as well as individual and institutional investors. As of October 31, 2004, Eaton Vance and its affiliates managed more than $90 billion on behalf of clients. The fees payable to the Eaton Vance organization, as well as other fees payable by the Fund, are described in Item 13. The Eaton Vance organization is subject to certain conflicts of interest in providing services to the Fund, its subsidiaries and the investment portfolio in which the Fund invests. See "The Eaton Vance Organization - Conflicts of Interest" below.

THE FUND'S OFFERING. Shares of the Fund were privately offered and sold only to "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended (the Securities Act), who were "qualified purchasers" (as defined in Section 2(a)(51)(A) of the Investment Company Act of 1940, as amended (the 1940 Act)). The offering was conducted by Eaton Vance Distributors, Inc. (EV Distributors), a wholly-owned subsidiary of Eaton Vance, as placement agent and by certain subagents appointed by EV Distributors. The Shares were offered and sold in reliance upon an exemption from registration provided by Rule 506 under the Securities Act. The Fund issued Shares to Shareholders at closings taking place on March 19, 2002, May 22, 2002, July 30, 2002, October 9, 2002, December 18, 2002 and February 19, 2003. At the six closings, an aggregate of 17,590,033 Shares were issued in exchange for Shareholder contributions totaling approximately $1.5 billion.

The Fund is registered under the Securities Exchange Act of 1934, as amended (the 1934 Act), and files periodic reports (such as reports on Form 10-Q and Form 10-K) thereunder. Copies of the reports filed by the Fund are available: at the public reference room of the Securities and Exchange Commission (SEC) in Washington, DC (call 1-202-942-8090 for information on the operation of the public reference room); on the EDGAR Database on the SEC's Internet site (http:// www.sec.gov); or, upon payment of copying fees, by writing to the SEC's public reference section, Washington, DC 20549-0102, or by electronic mail at publicinfo@sec.gov. The Fund does not have a website. The Fund intends to provide Shareholders with an annual and semiannual report containing the Fund's consolidated financial statements, audited by the Fund's independent registered public accounting firm in the case of the annual report.

THE FUND'S INVESTMENT IN BELVEDERE CAPITAL FUND COMPANY LLC AND TAX-MANAGED GROWTH PORTFOLIO. At each Fund closing, all of the securities accepted for contribution to the Fund were contributed by the Fund to Belvedere Capital Fund Company LLC (Belvedere Company), a Massachusetts limited liability company, in exchange for shares of Belvedere Company. Belvedere Company, in turn, immediately thereafter contributed the securities received from the Fund to Tax-Managed Growth Portfolio (the Portfolio) in exchange for an interest in the Portfolio. The Portfolio is a diversified, open-end management investment company registered under the 1940 Act with net assets of approximately $19.1 billion as of December 31, 2004. As of December 31, 2004, the Fund's investment in the Portfolio through Belvedere Company had a value of approximately $1.8 billion (equal to approximately 75.3% of the Fund's total assets on a consolidated basis).

BELVEDERE COMPANY. Belvedere Company was organized in 1997 by Eaton Vance to offer tax-free diversification and tax-sensitive investment management to certain qualified investors who contributed diversified portfolios of equity securities. As of December 31, 2004, the investment assets of Belvedere Company consisted exclusively of an interest in the Portfolio with a value of approximately $12.8 billion. As of such date, the Fund owned approximately 13.7% of Belvedere Company's outstanding shares. As of December 31, 2004, the other investors in Belvedere Company included seven other investment funds sponsored by the Eaton Vance organization (investment fund investors), as well as qualified individual investors who acquired shares of Belvedere Company in exchange for portfolios of acceptable securities (non-investment fund investors).

Belvedere Company considers for acceptance equity securities that (i) are listed on the New York Stock Exchange, the American Stock Exchange, the NASDAQ National Market or a major foreign exchange, (ii) have a trading price of at least $10.00 per share and (iii) are issued by issuers having an equity market capitalization of at least $500 million. Because Belvedere Company only accepts contributions of diversified baskets of securities (as described below), it is not subject to the requirement that not more than 80% of its assets consist of "stocks and securities" as defined in the Code. For investors that own a diversified basket of securities, investing in Belvedere Company (rather than in the Fund) avoids the costs and risks of investing in real estate and the associated financial leverage to which the Fund is subject. See "Risks of Investing in Real Estate" and "Risks of Leverage" in Item 7A(b).

Belvedere Company provides a vehicle through which investment fund and non-investment fund investors contributing a "diversified basket of securities" can acquire an indirect interest in the Portfolio. A "diversified basket of securities" means a group of securities that is diversified such that not more than 25% of the value of the securities are investments in the securities of any one issuer and not more than 50% of the value of the securities are investments in the securities of five or fewer issuers. The securities contributed to Belvedere Company at each Fund closing constituted a diversified basket of securities. Because the Fund is required to hold a percentage of its investments in non-Portfolio assets in order to meet certain tax requirements (see "Structure of the Fund" above and "The Fund's Real Estate Investments" below), it does not satisfy the conditions of the 1940 Act for investing directly in the Portfolio.

THE PORTFOLIO. The Portfolio was organized in 1995 by Eaton Vance as the successor to the investment operations of Eaton Vance Tax-Managed Growth Fund
1.0 (Tax-Managed Growth 1.0), a mutual fund established in 1966 by Eaton Vance and managed from inception for long-term, after-tax returns. As of December 31, 2004, investors in the Portfolio included six investors in addition to Belvedere Company and Tax-Managed Growth 1.0, each of which acquired or is acquiring on a continuous basis interests in the Portfolio with cash. All investors in the Portfolio are sponsored by or affiliated with Eaton Vance. As of December 31, 2004, Belvedere Company owned approximately 66.9% of the Portfolio.

The Fund invests in the Portfolio (on an indirect basis through Belvedere Company) because it is a well-established investment portfolio that has an investment objective and policies that are compatible to those of the Fund. Investing in the Portfolio enables the Fund to participate in a substantially larger and more diversified investment portfolio than it could achieve by managing the contributed securities directly. The audited financial statements of the Portfolio for the year ended December 31, 2004 are included as pages 39 to 81 of this Annual Report on Form 10-K. The Portfolio's audited financial statements include information about the assets and liabilities of the Portfolio, including Portfolio expenses. For a discussion of the Portfolio's performance for the year ended December 31, 2004, see "Performance of the Portfolio" in Item 7. For a description of the investment advisory fee payable by the Portfolio, see "The Portfolio's Investment Advisory Fee" in Item 13.

THE PORTFOLIO'S INVESTMENT OBJECTIVE AND POLICIES. The investment objective of the Portfolio is to achieve long-term, after-tax returns for its investors by investing in a diversified portfolio of equity securities. The Portfolio invests primarily in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Portfolio seeks to invest in a broadly diversified portfolio of stocks and to invest primarily in established companies with characteristics of above-average growth, predictability and stability that are acquired with the expectation of being held for a period of years. Under normal market conditions, the Portfolio invests primarily in common stocks. The Portfolio has acquired securities through contributions from Belvedere Company and Tax-Managed Growth 1.0, and through purchases of securities with cash invested in the Portfolio by other investors.

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

THE PORTFOLIO'S TAX-SENSITIVE MANAGEMENT STRATEGIES. In its operations, the Portfolio seeks to achieve long-term, after-tax returns in part by minimizing the taxes incurred by investors in the Portfolio in connection with the Portfolio's investment income and realized capital gains. Taxes on investment income are minimized by investing primarily in lower-yielding securities and stocks that pay dividends that qualify for favorable federal tax treatment. Taxes on realized capital gains are minimized by avoiding or minimizing the sale of securities holdings with large accumulated capital gains. The Portfolio generally seeks to avoid net realized short-term capital gains.

When the Portfolio decides to sell a particular appreciated security, the Portfolio will select for sale the share lots resulting in the most favorable tax treatment, generally those with holding periods sufficient to qualify for long-term capital gain treatment that have the highest cost basis. The Portfolio may, when deemed prudent by its investment adviser, sell securities to realize capital losses that can be used to offset realized gains. While the Portfolio generally retains the securities contributed to the Portfolio by Belvedere Company, the Portfolio has the flexibility to sell contributed securities. Securities acquired by the Portfolio with cash may be sold in accordance with the tax-management strategies described above. In lieu of selling a security, the Portfolio may hedge its exposure to that security by using the techniques described below. The Portfolio also disposes of contributed securities through its practice of settling redemptions by investors in the Portfolio that contributed securities primarily by distributing securities as described in Item 5(a) under "Redemption of Fund Shares." As described in Item 5(a), settling redemptions with securities can result in certain tax benefits to the Portfolio, Belvedere Company, the Fund and the redeeming Shareholder.

To reduce its exposure to adverse price movements in individual securities or groups of securities holdings with large accumulated gains, the Portfolio may use various investment techniques, including, but not limited to, the purchase of put options on securities held, equity collars (combining the purchase of a put option and the sale of a call option), equity swaps, short sales of individual securities held, short sales of index or basket securities whose constituents are held in whole or in part, forward sales of stocks held, and the purchase and sale of futures contracts on stocks and stock indexes and options thereon. By using these techniques rather than selling such securities, the Portfolio can, within certain limits, reduce its exposure to price declines in the securities without realizing substantial capital gains under current tax law.

The Portfolio's ability to utilize covered short sales, certain equity swaps, forward sales, futures contracts and certain equity collar strategies as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within 30 days after the end of the Portfolio's taxable year in which the hedging transaction was initiated and the underlying appreciated securities position is held unhedged for at least the next 60 days after such hedging transaction is closed. In addition, dividends received on stock for which the Portfolio is obligated to make related payments (pursuant to a short sale or otherwise) with respect to positions in substantially similar or related property are subject to federal income tax at ordinary rates and do not qualify for favorable tax treatment. Also, the holding periods required to receive tax-advantaged treatment of qualified dividends on a stock are suspended whenever the Portfolio has an option (other than a qualified covered call option not in the money when written) or contractual obligation to sell or an open short sale of substantially identical stock, is the grantor of an option (other than a qualified covered call option not in the money when written) to buy substantially identical stock or has diminished risk of loss in such stock by holding positions with respect to substantially similar or related property. The use of these investment techniques may require the Portfolio to commit or make available cash and, therefore, may not be available at such times as the Portfolio has limited holdings of cash. At December 31, 2004, the Portfolio held a short position on a security with a value equal to approximately 1.0% of the Portfolio's net assets. The Portfolio paid commissions totaling approximately
$90,000 in connection with entering into this short position in 2004. The Portfolio did not otherwise employ any of the techniques described above on securities holdings during the year ended December 31, 2004. See "Risks of Certain Investment Techniques" in Item 7A(b).

THE FUND'S REAL ESTATE INVESTMENTS. Separate from its investment in the Portfolio through Belvedere Company, the Fund invests in certain real estate investments through Belrose Realty Corporation (Belrose Realty). The ownership structure of Belrose Realty is described below under "Organization of the Fund's Controlled Subsidiaries". As referred to above under "Fund Overview - Structure of the Fund", the Fund invests in real estate investments to satisfy certain requirements of the Code for contributions of appreciated stocks to the Fund by Shareholders to be nontaxable. As of December 31, 2004, the consolidated real estate investments of Belrose Realty totaled approximately $558.0 million and represented 23.9% of the Fund's assets on a consolidated basis. The Fund acquired its real estate investments with borrowed funds, as described below under "Fund Borrowings". The Fund seeks a return on its real estate investments over the long term that exceeds the cost of the borrowings incurred to acquire such investments. For a description of real estate investment transactions during the year ended December 31, 2004, see "Performance of Real Estate Investments" in Item 7.

At December 31, 2004, Belrose Realty held investments in three real estate joint ventures (Real Estate Joint Ventures) that are controlled by Belrose Realty and in a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership
Preference Units). As of December 31, 2004, approximately 89.0% of the consolidated real estate investments of Belrose Realty consisted of investments in Real Estate Joint Ventures and approximately 11.0% was investments in Partnership Preference Units.

In the future, Belrose Realty may invest in other types of real estate investments, such as in one or more real properties subject to long-term leases (Net Leased Property). Belrose Realty may purchase real estate investments from, and sell them to, real estate subsidiaries of other investment funds advised by Boston Management. See "Certain Real Estate Transactions" in Item 13.

Boston Management serves as manager of Belrose Realty. In that capacity, Boston Management manages the investment and reinvestment of Belrose Realty's assets and administers its affairs. See "Belrose Realty's Management Fee" in Item 13 for a description of the management fee payable by Belrose Realty to Boston Management.

REAL ESTATE JOINT VENTURE INVESTMENTS. At December 31, 2004, Belrose Realty owned a controlling interest in three Real Estate Joint Ventures, Bel Communities Property Trust (Bel Communities), Deerfield Property Trust (Deerfield) and Katahdin Property Trust LLC (Katahdin). Deerfield owns real property through its interest in ProLogis Six Rivers Limited Partnership and the ProLogis Deerfield Fund L.P. With respect to each Real Estate Joint Venture, Belrose Realty owns a majority economic interest therein and controls a majority of its board. Belrose Realty's approval is required for all major decisions affecting each Real Estate Joint Venture.

The day-to-day operating management of the real properties owned by each Real Estate Joint Venture is provided by the real estate operating company (the Operating Partner) that is the principal minority investor in the Real Estate

Joint Venture or an affiliated company thereof. The Operating Partner (or its affiliate) receives certain fees from the Real Estate Joint Ventures (including property management fees and, in the case of Deerfield, fees for administration, construction management, leasing, acquisitions, dispositions, debt placement, tax preparation, legal and other services. For the year ended December 31, 2004, such fees totaled approximately $2.8 million.

At December 31, 2004, the assets of the Real Estate Joint Ventures consisted of 18 multifamily properties and 18 industrial distribution properties acquired from or in conjunction with the Operating Partner thereof. See Item 2. Distributable cash flows from each Real Estate Joint Venture are allocated in a manner that provides Belrose Realty: 1) a priority position versus the Operating Partner with respect to a fixed annual preferred return; and 2) participation on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of Belrose Realty and the subordinated preferred return of the Operating Partner. A portion of Belrose Realty's investment in Deerfield represents a partial interest in certain management contracts pursuant to which Deerfield may receive cash flows from management fees and certain other fees over the life of the contracts.

Financing for the Real Estate Joint Ventures consists primarily of fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures that are generally without recourse to Belrose Realty and the Fund, as described in "Risks of Real Estate Investments" in Item 7A(b). Both Belrose Realty and the respective Operating Partner invested equity in the Real Estate Joint Ventures. Belrose Realty's equity in the Real Estate Joint Ventures was acquired using the proceeds of Fund borrowings.

A board controlled by Belrose Realty oversees the performance of the Operating Partner and controls the major decisions of each Real Estate Joint Venture. In the case of Bel Communities, Belrose Realty controls three of the four seats on the board of trustees. In the case of Katahdin and Deerfield, Belrose Realty controls three of the five seats on the board of managers and trustees, respectively. The persons serving as managers and trustees on behalf of Belrose Realty are employees of Boston Management. See "Directors and Executive Officers" in Item 10(a). No director of Belrose Realty or manager or trustee of a Real Estate Joint Venture is a Shareholder of the Fund. Each Operating
Partners of Belrose Realty's Real Estate Joint Ventures also serves as an operating partner of other Real Estate Joint Ventures that are majority owned by real estate subsidiaries of other investment funds advised by Boston Management. Eaton Vance and its affiliates do not have a material financial interest in the Real Estate Joint Ventures.

The Operating  Partner of Bel Communities is ERP Operating  Limited  Partnership
(ERP), an affiliate of Equity Residential. Equity Residential is a publicly owned, self-administered and self-managed REIT. Equity Residential is the largest publicly traded apartment company in America. As of December 31, 2004, Equity Residential owned or had investments in 939 apartment communities in 32 states and the District of Columbia consisting of 200,149 apartment units. Equity Residential's corporate headquarters are located in Chicago, Illinois. Equity Residential's common shares are traded on the New York Stock Exchange under the symbol "EQR". ERP owns 25% of the issued and outstanding shares of Bel Communities that are entitled to vote for election of trustees of Bel Communities. Belrose Realty owns the balance of such shares. Pursuant to a buy/sell agreement entered into at the time Bel Communities was established, either Belrose Realty or ERP can give notice after November 27, 2009 to the other party either to buy the other's equity interest in Bel Communities or to sell its own equity interest in Bel Communities. Any such sale would be at a negotiated price. The sale to Belrose Realty by the Operating Partner of the Operating Partner's interest in Bel Communities would not affect the REIT qualification of Bel Communities.

The Operating Partner of Katahdin is Archstone-Smith Operating Trust. Archstone-Smith Trust (Archstone-Smith), the sole trustee of Archstone-Smith Operating Trust, is a publicly owned REIT and a recognized leader in apartment investment and operations with a current market capitalization of $11.8 billion as of December 31, 2004. Archstone-Smith owns and operates a portfolio of high-rise and garden apartment communities concentrated in the greater Washington, D.C. metropolitan area, Southern California, the San Francisco Bay area, Chicago, Boston, Southeast Florida, Seattle and the greater New York City metropolitan area. As of December 31, 2004, Archstone-Smith owned or had an ownership position in 235 communities, representing approximately 81,000 units, including units under construction. Archstone-Smith's corporate headquarters are located in Englewood, Colorado. Archstone-Smith is traded on the New York Stock Exchange under the symbol "ASN". Archstone-Smith owns 25% of the issued and outstanding shares of Katahdin that are entitled to board representation. Belrose Realty owns the balance of such shares. Pursuant to a buy/sell agreement entered into at the time Katahdin was established, either Belrose Realty or Archstone-Smith can give notice on or after November 23, 2010 to the other party either to buy the other's equity interest in Katahdin or to sell its own equity interest in Katahdin. Any such purchase or sale would be at a negotiated price. The sale to Belrose Realty by the Operating Partner of the Operating Partner's interest in Katahdin would not affect the REIT qualification of Katahdin.

The Operating Partner of Deerfield is ProLogis. ProLogis, a publicly owned REIT with its headquarters in Aurora, Colorado, operates a global network of industrial distribution properties. As of December 31, 2004, ProLogis owned or had ownership interests in 1,994 distribution facilities aggregating 297.9 million square feet in 72 markets in North America, Europe and Asia. Common shares of ProLogis are traded on the New York Stock Exchange under the symbol "PLD". ProLogis owns 20% of the issued and outstanding shares of Deerfield that are entitled to representation on the board of trustees. Belrose Realty owns the balance of such shares. Pursuant to an agreement with ProLogis, from and after August 4, 2013 either Belrose Realty or ProLogis may cause a liquidation of Deerfield. If Belrose Realty elects to liquidate Deerfield, ProLogis will have the right either to purchase the shares of Deerfield owned by Belrose Realty or to acquire the assets of Deerfield, in either case at a price determined through an independent appraisal of the assets of Deerfield. The Deerfield operating documents prohibit any transfer of shares that would adversely affect Deerfield's qualification as a REIT.

The buy/sell or liquidation agreement applicable to a Real Estate Joint Venture continues indefinitely, but could be terminated upon the receipt of the requisite approval of the owners of the voting interests in the Real Estate Joint Venture. If Belrose Realty were to dispose of its interest in a Real Estate Joint Venture pursuant to a buy/sell agreement, liquidation agreement or otherwise, it may acquire an interest in a different real estate investment to replace the investment sold.

PARTNERSHIP PREFERENCE UNITS. Belrose Realty's investments in Partnership Preference Units represent preferred equity interests in real estate operating partnerships. The assets of the partnerships that issued the Partnership
Preference Units owned by Belrose Realty on December 31, 2004 consisted of direct or indirect ownership interests in real properties, including multifamily properties, self-storage facilities and office and industrial properties. The Partnership Preference Units owned by Belrose Realty as of December 31, 2004 are listed in Item 7A(a) and in the consolidated portfolio of investments included in the Fund's consolidated financial statements, which are included as pages 39 to 81 of this Annual Report on Form 10-K. Eaton Vance is not, and has not been, involved in the management or operation of the real estate operating partnerships  that  issued the  Partnership  Preference  Units  owned by Belrose
Realty.

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

Each issue of Partnership Preference Units held by Belrose Realty pays regular quarterly distributions at fixed rates from the net profits of the issuing partnership, with preferential rights over common and other subordinated units. None of the Partnership Preference Units are or will be registered under the Securities Act and each issue is thus subject to restrictions on transfer.

ORGANIZATION OF THE FUND'S CONTROLLED SUBSIDIARIES. Belrose Realty and each Real Estate Joint Venture operate in such a manner as to qualify for taxation as REITs under the Code. As REITs, Belrose Realty and each Real Estate Joint Venture generally are not subject to federal income tax on that portion of their ordinary income or taxable gain that is distributed to stockholders each year. The Fund owns 100% of the common stock issued by Belrose Realty, and intends to hold all of the common stock at all times. Belrose Realty and the relevant Operating Partner own all of the common shares of each Real Estate Joint Venture.

Belrose Realty and the Real Estate Joint Ventures also have issued preferred shares to satisfy certain provisions of the Code, which require (among other things) that a REIT be beneficially owned in the aggregate by 100 or more persons. The preferred shares of each such entity are owned by not less than 100 charitable organizations that received the preferred shares as gifts. Each charitable organization that received a preferred share was an "accredited investor" (as defined in the Securities Act) with total assets in excess of $5 million at the time the organization received the preferred shares. Eaton Vance selected the charitable organizations from the charities for which it has matched employee contributions and/or based on suggestions from its employees or the Operating Partners. As of December 31, 2004, the total value of the preferred shares outstanding of Belrose Realty, Bel Communities and Katahdin was $210,000, $220,000 and $216,000, respectively. Dividends on preferred shares are cumulative and payable annually at a dividend rate of 8% per year for Belrose Realty, Bel Communities and Katahdin and 6% per year for Deerfield. The dividends paid on preferred shares have priority over payments on common shares. For the year ended December 31, 2004, Belrose Realty, Bel Communities and Katahdin paid or accrued distributions to preferred shareholders of $16,800, $17,600 and $17,280, respectively. Deerfield issued preferred shares on January 28, 2005 and is expected to make its first distribution on or about December 31, 2005.

FUND BORROWINGS. To finance its real estate investments, the Fund has entered into credit arrangements with DrKW Holdings, Inc. (the DrKW Credit Facility) and Merrill Lynch Mortgage Capital, Inc. (the MLMC Credit Facility) (collectively, the Credit Facility). The Credit Facility is secured by a pledge of the Fund's assets, excluding the assets of Bel Communities, Deerfield and Katahdin, and expires in June 2010. At December 31, 2004, the total principal amount outstanding under the Credit Facility was $236.0 million. The Credit Facility is also used to provide for selling commissions, organizational expenses and any liquidity needs of the Fund. Under certain circumstances, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder.

The DrKW Credit Facility is a term credit agreement. Borrowings under the DrKW Credit Facility accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of December 31, 2004, outstanding borrowings under the DrKW Credit Facility totaled $216.0 million.

The MLMC Credit Facility is a revolving credit agreement. The Fund may borrow up to $57.0 million under the MLMC Credit Facility, of which up to $10.0 million may be letters of credit. Borrowings under the MLMC Credit Facility accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of December 31, 2004, outstanding borrowings under the MLMC Credit Facility totaled $20.0 million. There was a $0.8 million letter of credit issued as of December 31, 2004. The unused loan commitment amount totaled $36.2 million. A commitment fee of 0.10% per annum is paid on the unused commitment amount. The Fund pays all fees associated with issuing letters of credit.

Obligations under the Credit Facility are without recourse to Fund Shareholders. As described above, financing for the Real Estate Joint Ventures consists primarily of fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures that are without recourse to Fund Shareholders, and generally are without recourse to Belrose Realty and the Fund, as described under "Risks of Real Estate Investments" in Item 7A(b).

INTEREST RATE SWAP AGREEMENTS. The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. (MLCS) to fix the cost of borrowings under the Credit Facility used to acquire equity in real estate investments. Pursuant to the interest rate swap agreements, the Fund makes cash payments to MLCS at fixed rates in exchange for floating rate payments from MLCS that fluctuate with one-month and three-month LIBOR. The interest rate swap agreements entered into with respect to Belrose Realty's real estate investments extend until June 28, 2012, subject to the Fund's earlier termination rights in the case of certain swaps, and provide for the Fund to make payments to MLCS at fixed rates averaging 4.26%. See Note 7 to the Fund's consolidated financial statements included as pages 39 to 81 of this Annual Report on Form 10-K.

THE EATON VANCE ORGANIZATION. The Eaton Vance organization sponsors the Fund. Eaton Vance serves as the Fund's manager. Boston Management serves as the Fund's investment adviser and as manager of Belrose Realty. EV Distributors served as the Fund's placement agent. The Fund's business affairs are conducted by Eaton Vance (as its manager) and its investment operations are conducted by Boston Management (as its investment adviser). The Fund's officers are employees of Eaton Vance. Eaton Vance, Boston Management and EV Distributors are wholly-owned subsidiaries of Eaton Vance Corp., a publicly-traded holding company that, through its affiliates and subsidiaries, engages primarily in investment management, administration and marketing activities.

As described above, the Fund pursues its objective primarily by investing in Belvedere Company. Belvedere Company invests exclusively in the Portfolio. Boston Management acts as investment adviser of the Portfolio and manager of Belvedere Company. EV Distributors acts as placement agent for Belvedere Company and the Portfolio. As of December 31, 2004, the assets of the Fund represented approximately 2.4% of assets under management by Eaton Vance and its affiliates. The offices of the Fund, Eaton Vance, Boston Management and EV Distributors are located at 255 State Street, Boston, Massachusetts 02109.

CONFLICTS OF INTEREST. Boston Management and other Eaton Vance affiliates are subject to certain conflicts of interests in their dealings with the Fund, Belrose Realty, Belvedere Company and the Portfolio, as well as with other investment companies advised by Boston Management that invest in the Portfolio. Eaton Vance and Boston Management have determined and will determine which of their sponsored investment companies invest in the Portfolio, the securities each of them contributes to the Portfolio when making an investment therein and, subject to the rights of redeeming investors in the Portfolio, the securities and/or cash received in redemptions from the Portfolio. Such determinations are inherently subject to potential conflicts of interest. In addition, Portfolio management activities with respect to securities contributed to the Portfolio may have different tax consequences for the contributing investor in the Portfolio than for other investors in the Portfolio. Boston Management manages the Portfolio in pursuit of long-term, after-tax returns for all investors in the Portfolio and, with respect to contributed securities, takes into account the tax position of the contributing investor in the Portfolio. Whenever conflicts of interest arise, Eaton Vance, Boston Management and other Eaton Vance affiliates will endeavor to exercise their discretion in a manner that they believe is equitable to all interested persons.

Belrose Realty may purchase real estate investments from real estate subsidiaries of other investment funds advised by Boston Management. Belrose Realty may also co-invest with such entities in real estate investments and sell real estate investments to such entities. In any such transaction, the assets purchased and sold will be valued in good faith by Boston Management, after consideration of factors, data and information that Boston Management considers relevant. Transaction prices generally will include an allocation of the original costs incurred in creating and acquiring the transferred real estate investments. Real estate investments are often difficult to value and others could in good faith arrive at valuations different from those of Boston Management. See "Critical Accounting Estimates" in Item 7(e).

ITEM 2. PROPERTIES.
-------------------

The Fund does not own any physical properties, other than indirectly through Belrose Realty's investments. At December 31, 2004, Belrose Realty held investments in Partnership Preference Units of three issuers and owned majority interests in three Real Estate Joint Ventures, Bel Communities, Deerfield and Katahdin, whose assets are reflected in the consolidated financial statements of the Fund. At December 31, 2004, Bel Communities owned twelve multifamily residential properties located in eleven states (Texas, Arizona, Georgia, North Carolina, Oregon, Minnesota, Maryland, Washington, Oklahoma, Tennessee and
Florida). At December 31, 2004, Katahdin owned six multifamily residential properties located in five states (Florida, Texas, North Carolina, New Mexico and Washington). At December 31, 2004, Deerfield owned eighteen industrial distribution properties located in six states (Florida, Georgia, Ohio, New Jersey, Pennsylvania and South Carolina).

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

Although in the ordinary course of business, the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

                                     PART II
                                     -------

ITEM 5. DETERMINING NET ASSET VALUE, MARKET FOR FUND SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
--------------------------------------------------------------------------------

This Item and other Items in this report contain summaries of certain provisions contained in the Limited Liability Company Agreement of the Fund, as amended (the LLC Agreement), which was filed as an exhibit to the Fund's registration statement on Form 10. All such summaries are qualified in their entirety by the actual provisions of the LLC Agreement, which are incorporated by reference herein.

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

The Fund is not and will not be registered under the 1940 Act, and no transfer of Shares may be made if, as determined by Eaton Vance or counsel to the Fund, such transfer would result in the Fund being required to be registered under the 1940 Act. In addition, no transfer of Shares may be made unless, in the opinion of counsel to the Fund, such transfer would not result in termination of the Fund for purposes of Section 708 of the Code or result in the classification of the Fund as an association or a publicly traded partnership taxable as a corporation under the Code.

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

REDEMPTION OF FUND SHARES. Shares of the Fund may be redeemed on any business day. The redemption price of Shares that are redeemed is based on the Fund's net asset value next computed after receipt of the redemption request. Shares redeemed within three years of issuance are generally subject to a redemption fee equal to 1% of the net asset value of the Shares redeemed. See Item 13. During each month in the quarter ended December 31, 2004, the total number of Shares redeemed and the average price paid per Share were as follows:

                       Total No. of Shares     Average Price Paid Per
       Month Ended         Redeemed(1)                 Share
     ------------------------------------------------------------------
       October             125,298.74                 $ 95.87
     ------------------------------------------------------------------
       November             35,565.94                 $101.44
     ------------------------------------------------------------------
       December             62,033.90                 $103.21
     ------------------------------------------------------------------
       Total               222,898.58                 $101.38
     ------------------------------------------------------------------

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

A  Shareholder  redemption  request  within  seven  years of a  contribution  of securities by such Shareholder is ordinarily satisfied by distributing securities that were contributed by such Shareholder, prior to distributing to such Shareholder any other securities held in the Portfolio. Securities contributed by a Shareholder may be distributed to other Shareholders in the Fund (or to other investors in Belvedere Company or the Portfolio) after a holding period of at least seven years and, if so distributed, would not be available to meet subsequent redemption requests made by the contributing Shareholder.

If requested by a redeeming Shareholder making a redemption of at least $1 million occurring more than seven years after such Shareholder's final contribution of securities to the Fund, the Fund will generally distribute to the redeeming Shareholder a diversified basket of securities representing a range of industry groups that is drawn from the Portfolio, but the selection of individual securities would be made by Boston Management in its sole discretion. No interests in a Real Estate Joint Venture, Partnership Preference Units or other real estate investments will be distributed to meet a redemption request, and "restricted securities" will be distributed only to the Shareholder who contributed such securities or such Shareholder's successor in interest.

Other than as set forth above, the allocation of each redemption between securities and cash and the selection of securities to be distributed will be at the sole discretion of Boston Management. Distributed securities may include securities contributed by Shareholders as well as other readily marketable securities held in the Portfolio. The value of securities and cash distributed to meet a redemption will equal the net asset value of the number of Shares being redeemed, less any applicable redemption fee. The Fund's Credit Facility prohibits the Fund from honoring redemption requests while there is an event of default outstanding under the Credit Facility.

The Fund may compulsorily redeem all or a portion of the Shares of a Shareholder if the Fund has determined that such redemption is necessary or appropriate to avoid registration of the Fund or Belvedere Company under the 1940 Act, or to avoid adverse tax or other consequences to the Portfolio, Belvedere Company, the Fund or Shareholders. No redemption fee is payable in the event of a compulsory redemption, including those arising as the result of applicable anti-money laundering requirements.

The right of a Shareholder to redeem can be suspended and the payment of the redemption price may be deferred while there is outstanding an event of default under the Credit Facility, when the NYSE is closed, during periods when trading on the NYSE is restricted or during any emergency as determined by the SEC, at any time when it is impracticable for the Portfolio or the Fund to dispose of or value its assets, or during any other period permitted by order of the SEC for the protection of investors.

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

The Fund's net assets are valued in accordance with the Fund's valuation procedures and reflect the value of its directly-held assets and liabilities, as well as the net asset value of the Fund's investment in the Portfolio held through Belvedere Company and in real estate investments held through Belrose
Realty. The trustees of the Portfolio have established procedures for the valuation of the Portfolio's assets under normal market conditions. Pursuant to these procedures, marketable securities listed on U.S. securities exchanges generally are valued at the last sale price on the day of the valuation or, if there were no sales, at the mean between the closing bid and asked prices therefor on the exchange where such securities are principally traded. Marketable securities listed on the NASDAQ National Market generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the last available bid and asked prices or by an independent pricing service. Exchange-traded options are valued at the last sale price for the day of valuation as quoted on the principal exchange or board of trade on which the options are traded, or in the absence of a sale on such day, at the mean between the latest bid and asked prices therefor. Futures positions on securities or currencies are generally valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. If short-term debt securities were acquired with a remaining maturity of more than 60 days, their amortized cost value will be based on their value on the sixty-first day prior to maturity. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service.

Foreign securities and currencies held by the Portfolio are valued in U.S. dollars, as calculated by the Portfolio's custodian based on foreign currency exchange rate quotations supplied by an independent quotation service. The daily valuation of foreign securities generally is determined as of the close of trading on the principal exchange on which such securities trade. Events occuring after the close of trading on foreign exchanges may result in adjustments to the valuations of foreign securities to more accurately reflect their fair value as of the close of regular trading on the NYSE. When valuing foreign equity securities that meet certain criteria, the Portfolio uses a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the securities held by the Portfolio. All other securities are valued at fair value as determined in good faith by or at the direction of the Portfolio's trustees considering relevant factors, data and information including the market value of freely tradable securities of the same class in the principal market on which such securities are normally traded.

The Fund's real estate investments are valued each day as determined in good faith by Boston Management after consideration of relevant factors, data and information. The procedures for valuing real estate investments are described under "Critical Accounting Estimates" in Item 7(e). Boston Management values the Fund's interest rate swap agreements based upon dealer and counterparty quotes and pricing models that take into consideration the market trading prices of interest rate swap agreements that have similar terms to the Fund's interest rate swap agreements. Fixed liabilities of the Fund generally are stated at principal value.

HISTORIC NET ASSET VALUES. Set forth below are the high and low net asset values per Share (NAVs) of the Fund for each full quarter during the two years ended December 31, 2004 and 2003, the closing NAV on the last business day of each full quarter, and the percentage change in NAV during each such quarter.

                                                NAV at          Quarterly %
   Quarter Ended     High NAV     Low NAV     Quarter End     Change in NAV(1)
   -------------     --------     -------     -----------     ----------------
     12/31/04        $103.91      $93.76        $102.03            6.54%
      9/30/04        $ 97.52      $91.21        $ 95.77           -2.71%
      6/30/04        $ 98.94      $93.82        $ 98.44            1.62%
      3/31/04        $ 99.06      $93.84        $ 96.87            1.07%
     12/31/03        $ 95.84      $87.50        $ 95.84           12.04%
      9/30/03        $ 89.11      $83.47        $ 85.54            2.53%
      6/30/03        $ 86.26      $74.16        $ 83.43           13.63%
      3/31/03        $ 80.32      $69.02        $ 73.42           -4.48%

(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost. Changes in NAV are historical. Performance is for the stated time period only; due to market volatility, the Fund's current performance may be lower or higher. For more information about the performance of the Fund, see "Management's Discussion and Analysis of Financial Condition (MD&A) and Results of Operations" in Item 7(a).

(b) RECORD HOLDERS OF SHARES OF THE FUND.
-----------------------------------------

As of March 1, 2005, there were 626 record holders of Shares of the Fund.

(c) DISTRIBUTIONS.
------------------

INCOME AND CAPITAL GAIN DISTRIBUTIONS. The Fund intends to distribute each year the amount of its net investment income for such year, if any. The Fund also intends to make annual capital gain distributions equal to approximately 18% of the amount of its net realized capital gains, if any, other than precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event for a security contributed to the Fund by that Shareholder or that Shareholder's predecessor in interest. The Fund's net investment income and net realized gains include the Fund's allocated share of the net investment income and net realized gains of Belvedere Company and, indirectly, the Portfolio, as well as income and capital gains, if any, distributed by Belrose Realty. The Fund's distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income (or loss) and net realized gain (or loss) as set forth in the Fund's consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under generally accepted accounting principles. Because the Portfolio invests primarily in lower yielding securities, seeks to avoid net realized short-term capital gains and bears certain ongoing expenses, it is not expected that income distributions will be significant. The Fund intends to pay distributions (if any) on the last business day of each fiscal year of the Fund (which concludes on December 31) or shortly thereafter. The Fund's distribution rates with respect to realized gains may be adjusted in the future to reflect changes in the effective maximum marginal individual federal tax rate applicable to long-term capital gains.

Shareholder distributions with respect to net investment income and realized post-contribution gains are made pro rata in proportion to the number of Shares held as of the record date of the distribution. All income and capital gain distributions (including Special Distributions described below) are paid by the Fund in cash. Distributions are generally not taxable to the recipient Shareholder unless the distributions exceed the recipient Shareholder's tax basis in Fund Shares. The Fund's Credit Facility prohibits the Fund from making any distribution to Shareholders while there is an event of default outstanding under the Credit Facility.

On January 27, 2005, the Fund made a distribution of $1.29 per Share to Shareholders of record on January 26, 2005. On January 14, 2004, the Fund made a distribution of $0.77 per Share to Shareholders of record on January 13, 2004. On January 17, 2003, the Fund made a distribution of $0.05 per Share to Shareholders of record on January 16, 2003.

SPECIAL DISTRIBUTIONS. In addition to the pro rata income and capital gain distributions described above, the Fund also makes distributions to Shareholders allocated precontribution gain (other than precontribution gains allocated to a Shareholder in connection with a tender offer or other extraordinary corporate event involving a security contributed by such Shareholder) (a Special Distribution). Special Distributions generally equal approximately 18% of the amount of realized precontribution gains plus approximately 4% of the allocated precontribution gain or such other percentage as deemed appropriate to compensate Shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and Special Distributions. Special Distributions are made solely to the Shareholders to whom the precontribution gain is allocated. The Fund does not intend to make Special Distributions to a Shareholder in respect of realized precontribution gain allocated to a Shareholder in connection with a tender offer or other extraordinary corporate event involving a security contributed by such Shareholder. For the years ended December 31, 2004 and 2003, the Fund made no Special Distributions.

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

TABLE OF SELECTED FINANCIAL DATA. The consolidated data referred to below reflects the Fund's historical results for the years ended December 31, 2004 and 2003 and the period from March 19, 2002 through December 31, 2002. The following information should be read in conjunction with all of the consolidated financial statements and related notes appearing on pages 39 to 81 of this Annual Report on Form 10-K. The other consolidated data referred to below is as of each period end.

                                 Year Ended         Year Ended           Year Ended
                              December 31, 2004  December 31, 2003  December 31, 2002(1)(2)
                              -----------------  -----------------  -----------------------
Total investment income        $   90,895,859      $   82,312,956      $   44,487,727
Interest expense               $   30,873,176      $   29,114,183      $   16,926,050
Net expenses (including
 interest expense)             $   71,503,398      $   65,089,736      $   37,590,944
Net investment income          $   17,520,056      $   15,279,642      $    5,431,684
Minority interests in net
 income of controlled
 subsidiaries                  $   (1,872,405)     $   (1,943,578)     $   (1,465,099)
Net realized gain              $   37,095,580      $    2,449,130      $    5,188,827
Net change in unrealized
 appreciation (depreciation)   $   62,187,846      $  311,836,713      $ (129,398,897)
Net increase (decrease) in
 net assets from operations    $  116,803,482      $  329,565,485      $ (118,778,386)
Total assets                   $2,333,068,841      $2,193,109,315      $1,791,207,727
Loan payable                   $  236,000,000      $  183,300,000      $  155,300,000
Mortgages payable              $  359,850,000      $  344,219,483      $  344,219,483
Net assets                     $1,694,227,425      $1,632,454,758      $1,242,001,655
Shares outstanding                 16,604,562          17,032,796          16,160,271
Net asset value and
redemption price per Share     $       102.03      $        95.84      $        76.86
Net increase (decrease) in
 net assets from operations
 per Share                     $         6.96      $        19.03      $       (23.14)
Distribution paid per Share    $         0.77(5)   $         0.05(4)   $         0.00(3)

(1)  The Fund commenced operations on March 19, 2002.

(2) Certain amounts have been reclassified to conform with the current year presentation.

(3) On January 17, 2003, the Fund made a distribution of $0.05 per Share to Shareholders of record on January 16, 2003.

(4) On January 14, 2004, the Fund made a distribution of $0.77 per Share to Shareholders of record on January 13, 2004.

(5) On January 27, 2005, the Fund made a distribution of $1.29 per Share to Shareholders of record on January 26, 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (MD&A) AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

The information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "might," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. The actual results of the Fund could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund's performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates. See "Qualitative Information About Market Risk" in Item 7A(b) below.

The following discussion should be read in conjunction with the Fund's consolidated financial statements and related notes appearing on pages 39 to 81 of this Annual Report on Form 10-K.

(a) RESULTS OF OPERATIONS.
--------------------------

Increases  and  decreases  in the Fund's net asset  value per share are based on increases and decreases in net investment income (or loss) and realized and unrealized gains and losses on investments. The Fund's net investment income (or loss) is determined by subtracting the Fund's total expenses from its investment income and then deducting the net investment income (or loss) attributable to the minority interest in Belrose Realty's controlled subsidiaries. The Fund's investment income includes the net investment income allocated to the Fund from Belvedere Company, rental income from the properties owned by Belrose Realty's controlled subsidiaries, partnership income allocated to the Partnership
Preference Units owned by Belrose Realty and interest earned on the Fund's short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends and interest allocated to Belvedere Company by the Portfolio less the expenses of Belvedere Company allocated to the Fund. The Fund's total expenses include the Fund's investment advisory and administrative fees, distribution and servicing fees, interest expense from mortgages on properties owned by Belrose Realty's controlled subsidiaries, interest expense on the Fund's Credit Facility, property management fees, property taxes, insurance, maintenance and other expenses relating to the properties owned by Belrose Realty's controlled subsidiaries, and other miscellaneous expenses. The Fund's realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund's indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belrose Realty, the Fund's interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

Realized and unrealized gains and losses on investments have the most significant impact on the Fund's net asset value per share and result primarily from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the U.S. stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions.

MD&A AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003.
--------------------------------------------------------------------------------

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance, as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund's primary performance benchmark. The S&P 500 Index is a broad-based unmanaged index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interest in the Portfolio. In measuring the performance of the Fund's real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real
----------------------
(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost. Returns are calculated by determining the percentage change in net asset value with all distributions invested. Performance is for the stated time period only; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500 Index. It is not possible to invest directly in an Index.

estate investments achieve returns that over the long-term exceed the cost of the borrowing incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of its borrowings under the Credit Facility used to acquire equity in real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value.

The Fund's total return for the year ended December 31, 2004 was 7.32%. This return reflects an increase in the Fund's net asset value per Share from $95.84 to $102.03 and a distribution of $0.77 per share during the period. For comparison, the S&P 500 Index had a total return of 10.87% over the same period. The combined impact on performance of the Fund's investment activities outside of the Portfolio was negative for the year ended December 31, 2004. The performance of the Fund trailed that of the Portfolio by approximately 2.35% for the year.

The Fund had a total return of 24.77% for the year ended December 31, 2003. This return reflected an increase in the Fund's net asset value per Share from $76.86 to $95.84 and a distribution of $0.05 per Share during the period. For comparison, the S&P 500 Index had a total return of 28.67% over the same period. For the year ended December 31, 2003, the performance of the Fund exceeded that of the Portfolio by approximately 0.89%.

PERFORMANCE OF THE PORTFOLIO. Economic pressures lingered for much of 2004, but the lifting of some political uncertainty ignited a late-year market rally, helping U.S. equities lock in a second consecutive year of gains. Strength in the broader market toward year-end was a function of several economic and fundamental factors: historically low interest rates, decisive election results, retreating oil prices and solid earnings growth. A wave of merger and acquisition activity provided additional support for equities, as companies across technology, telecommunications and healthcare sectors announced multi-billion dollar combinations. The Federal Reserve raised its key interest-rate target five times in 2004, increasing the federal funds target rate to 2.25%. The Portfolio's performance for the year ended December 31, 2004 was 9.67%, trailing the S&P 500 Index, which had a total return of 10.87% for the year. The total return of the Portfolio for the year ended December 31, 2003 was 23.88%.

In 2004, value stocks outperformed growth stocks and small-caps and mid-caps outperformed large-caps. The best performing market sectors were energy, utilities, telecom services and industrials. Lagging the overall market were the healthcare, technology, and consumer staples sectors.

During the year, the Portfolio's sector allocation shifted slightly from 2003, as it increased positions in energy and industrial stocks and reduced exposure to the technology, healthcare and consumer discretionary sectors. The Portfolio's performance versus the S&P 500 Index benefited from relative overweightings in the strong performing energy and industrial sectors and favorable stock selection among consumer staples. The Portfolio's relative performance versus the S&P 500 Index was hampered by underweightings in the utilities and telecom services sectors and adverse selection among technology, healthcare and consumer discretionary stocks. Among industry groups, the Portfolio benefited from overweightings of air freight & logistics, oil & gas, and building products and underweightings of semiconductors and pharmaceuticals. Industry groups adversely affecting the Portfolio's relative performance included the overweighted insurance and media groups and the underweighted health services and internet groups.

Looking forward, Boston Management believes that corporate earnings and the economy will remain on track as we enter 2005. The longer-term success of the Portfolio will be determined by the performance of the U.S. equity markets and the execution of the Portfolio's investment strategy. The Portfolio maintains a broadly diversified portfolio of stocks, emphasizing investments in established growth companies that are considered by Boston Management to be high in quality and attractive in their long-term investment prospects. The Portfolio seeks to minimize trading costs and defer the recognition of taxable gains by holding most successful investments for the long-term. Stock selection and asset allocation are based on Boston Management's detailed fundamental analysis.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belrose Realty. As of December 31, 2004, real estate investments included majority interests in three Real Estate Joint Ventures (Bel Communities, Katahdin and Deerfield) and a portfolio of Partnership Preference Units. Bel Communities and Katahdin operate multifamily properties and Deerfield operates industrial distribution properties.

During the year ended December 31, 2004, Belrose Realty acquired a majority interest in Deerfield. In transactions occurring in June and August 2004, Deerfield acquired 100% of the economic interest in 18 industrial distribution properties located in six states. Deerfield acquired the properties for approximately $203.2 million. ProLogis owns a minority interest in Deerfield and ProLogis or an affiliate thereof manages the properties. Deerfield obtained first mortgage financing in October 2004, which is secured by the properties it owns and without recourse to Belrose Realty, the Fund or Shareholders.

In November 2004, Belrose Realty sold its interest in Bel Apartment Properties Trust (Bel Apartment), a Real Estate Joint Venture, for approximately $32.4 million to the real estate subsidiary of another fund advised by Boston Management. Belrose Realty recognized a loss of approximately $1.5 million on the transaction.

During the year ended December 31, 2004, rental income from real estate operations was approximately $68.1 million compared to approximately $64.7 million for the year ended December 31, 2003, an increase of $3.4 million or 5%. This increase in rental income was due to income from the industrial distribution properties acquired in 2004, offset in part by the sale of Bel Apartment in November 2004. For the year ended December 31, 2003, rental income increased principally due to the greater number of properties held in 2003 (and the longer period of time for which investments in such Real Estate Joint Ventures were held) versus 2002, offset in part by increased rent concessions or reduced apartment rental rates and lower occupancy levels at properties owned by the Real Estate Joint Ventures during 2003.

During the year ended December 31, 2004, property operating expenses were approximately $31.8 million compared to approximately $28.6 million for the year ended December 31, 2003, an increase of $3.2 million or 11% (property operating expenses are before certain operating expenses of Belrose Realty of approximately $3.9 million for the year ended December 31, 2004 and $3.2 million for the year ended December 31, 2003). The net increase in property operating expenses was principally due to the expenses of the industrial distribution properties acquired in 2004 and hurricane expenses of $2.6 million for Katahdin, offset in part by the sale of Bel Apartment in November 2004. During the year ended December 31, 2003, property operating expenses increased principally due to the greater number of properties held through the Real Estate Joint Ventures during the year (and the longer period of time for which investments in such Real Estate Joint Ventures were held).

The near-term outlook for multifamily property operations continues to be weak. While the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in many major markets. Boston Management expects that multifamily real estate operating results for 2005 will be similar to 2004. In 2004, certain industrial markets in the United States began to experience increased demand for space after several years of occupancy and rental rate declines. For many industrial distribution properties, reduced rent levels are likely to continue over the near term as above-market leases mature and space is released at current market rates. Boston Management expects that improvements in multifamily and industrial distribution property operating performance will occur over the longer term.

At December 31, 2004, the estimated fair value of the real properties indirectly held through Belrose Realty was approximately $496.8 million compared to approximately $473.5 million at December 31, 2003, a net increase of $23.3 million or 5%. The net increase in estimated real property values at December 31, 2004 was principally due to the properties acquired by Deerfield in June and August 2004, offset in part by the sale of Bel Apartment in November 2004. The modest increase in estimated multifamily property values at December 31, 2003 as compared to December 31, 2002 resulted from declines in capitalization rates in a lower-return environment, which more than offset the impact of lower income expectations on proerty values. The capitalization rate, a term commonly used in the real estate industry, is the rate of return percentage applied to actual or projected income levels to estimate the value of a real estate investment.

During the year ended December 31, 2004, the Fund saw net unrealized depreciation of the estimated fair value of its other real estate investments (which includes Bel Communities, Katahdin and Deerfield) of approximately $27.6 million compared to unrealized appreciation of approximately $3.6 million during the year ended December 31, 2003. Net unrealized depreciation of approximately $27.6 million during the year ended December 31, 2004 included unrealized depreciation resulting from a net decrease in estimated industrial distribution property values, offset in part by unrealized appreciation resulting from a modest net increase in estimated multifamily property values. The net decrease in industrial distribution property values reflects the results of initial independent appraisals of newly acquired properties and adjustments in the value of unappraised industrial distribution properties to reflect appraisal results for similar properties, in accordance with the Fund's valuation procedures described in "Real Estate Joint Ventures" under "Critical Accounting Estimates" in Item 7 (e) below. Initial appraised values of newly acquired properties differed from transaction values due primarily to differences in discount and capitalization rates applied in valuing the properties. Unrealized appreciation during the year ended December 31, 2003 resulted from increases in estimated multifamily property values during 2003.

During the year ended December 31, 2004, Belrose Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units totaling approximately $80.4 million (including sales to real estate subsidiaries of other investment funds advised by Boston Management), recognizing a net gain of approximately $5.0 million on the transactions. During the year ended December 31, 2004, Belrose Realty also acquired interests in additional Partnership Preference Units (representing acquisitions from real estate subsidiaries of other investment funds advised by Boston Management) for a total of approximately $86.3 million.

At December 31, 2004, the estimated fair value of Belrose Realty's Partnership Preference Units totaled approximately $59.6 million compared to approximately $56.7 million at December 31, 2003, a net increase of $2.9 million or 5%. The net increase in value was principally due to the net increase in the number of Partnership Preference Units held at December 31, 2004. At December 31, 2003, the estimated fair value of Partnership Preference Units had increased principally due to a greater number of units held as compared to December 31, 2002.

During the year ended December 31, 2004, the Fund saw net unrealized depreciation in the estimated fair value of its Partnership Preference Units of approximately $8.0 million compared to unrealized appreciation of approximately $6.8 million during the year ended December 31, 2003. The net unrealized depreciation of approximately $8.0 million during 2004 consisted of approximately $0.3 million of unrealized depreciation resulting from decreases in per unit values of the Partnership Preference Units held by Belrose Realty at December 31, 2004, and approximately $7.7 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the year ended December 31, 2004.

Distributions from Partnership Preference Units for the year ended December 31, 2004 totaled approximately $5.5 million compared to approximately $4.6 million for the year ended December 31, 2003, an increase of $0.9 million or 20%. The increase was principally due to an increase in the number of Partnership Preference Units held on average and to a one-time special distribution from an issuer made in connection with a restructuring of its Partnership Preference Units, offset in part by lower average distribution rates for the Partnership Preference Units held during the year ended December 31, 2004. The decrease in the per unit values was principally due to restructurings of certain Partnership Preference Units, including a special cash distribution mentioned above and the renegotiated lower subsequent distribution rates, offset in part by modest increases in value for other Partnership Preference Units held at December 31, 2004. During the year ended December 31, 2003 compared to the year ended December 31, 2002, distributions increased due to the greater number of Partnership Preference Units held and the longer period they were held.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the year ended December 31, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $5.1 million, compared to net realized and unrealized losses of $3.7 million for the year ended December 31, 2003. Net realized and unrealized losses on swap agreements in 2004 consisted of $0.8 million of net realized and unrealized losses due to changes in swap agreement valuations and $4.3 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). In 2003, the Fund had net realized and unrealized gains of $0.8 million due to swap agreement valuation changes, offset by $4.5 million of swap agreement periodic payments. The positive contribution to 2003 Fund performance from changes in swap agreement valuations was attributable to a rise in swap rates during the year.

On October 1, 2003, the Fund terminated all of its then outstanding swap agreements and entered into new agreements to fix the cost of a substantial portion of Fund borrowings under the Credit Facility. The Fund realized a loss of approximately $12.2 million on the swap agreement terminations.

MD&A AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE PERIOD ENDED DECEMBER 31, 2002.
--------------------------------------------------------------------------------

PERFORMANCE OF THE FUND. The Fund had a total return of 24.77% for the year ended December 31, 2003. This return reflected an increase in the Fund's net asset value per Share from $76.86 to $95.84 and a distribution of $0.05 per Share during the period. For comparison, the S&P 500 Index had a total return of 28.67% over the same period. For the year ended December 31, 2003, the performance of the Fund exceeded that of the Portfolio by approximately 0.89%.

The Fund had a total return of -23.14% for the period from the start of business, March 19, 2002, to December 31, 2002. This return reflected a decrease in the Fund's net asset value per Share from $100.00 to $76.86. For comparison, the S&P 500 Index had a total return of -23.45% over the same period. For the period from the start of business, March 19, 2002, to December 31, 2002, the performance of the Fund trailed that of the Portfolio by approximately 1.83%.

PERFORMANCE OF THE PORTFOLIO. U.S. equities experienced a successful 2003, with most major indices posting their first annual gains since 1999. Strength in the broader market was a function of a favorable economic environment: historically low inflation and interest rates, coupled with robust earnings growth and continued consumer strength. While the Portfolio's performance for the year ended December 31, 2003 of 23.88% was strong, the Portfolio trailed the S&P 500 Index, which had a total return of 28.67% for the year. The total return of the Portfolio for the period from March 19, 2002 to December 31, 2002 was -21.31%.

The Portfolio's sector allocation in 2003 was substantially unaltered from 2002 in that the Portfolio continued to maintain overweighted positions in the industrial, consumer discretionary and financials sectors. Although these sectors generally performed well during 2003, the sub-par performance of the Portfolio's holdings across the constituent industries, and multi-line retail and aerospace/defense names in particular, hindered its performance. The Portfolio's continued underweight of the best performing sector of the year, information technology, was another factor contributing to the Portfolio's relative underperformance versus the S&P 500 Index. As in 2002, lack of earnings visibility and unattractive valuations caused Boston Management to remain cautious on the technology sector. A similar rationale prompted a de-emphasis of the telecommunications sector, the underweighting of which had a positive impact on the Portfolio's return in 2003.

During the year, Boston Management increased the Portfolio's allocation to more economically sensitive sectors, such as consumer discretionary and energy, from 2002 levels. This shift, particularly with respect to investments in pro-cyclical industries, such as consumer electronics, energy services, and oil and gas, was particularly beneficial. Financial and health care investments also contributed to relative performance in 2003, with strong performance by consumer finance, pharmaceuticals and biotechnology investments. While the Portfolio remained underweighted in the materials and the utilities sectors during 2003, stock selections in the electric and gas utilities groups positively impacted returns for the year.

Unlike in 2002, the market favored lower quality and higher volatility securities in 2003, something that is not unusual when coming out of an economic slowdown or bear market. The Portfolio's policy of investing primarily in higher quality securities and its valuation discipline contributed to its underperformance versus its benchmark and the Portfolio's more aggressive peers during 2003.

PERFORMANCE OF REAL ESTATE INVESTMENTS. At December 31, 2003, the Fund's real estate investments held through Belrose Realty included majority interests in three Real Estate Joint Ventures (Bel Apartments, Bel Communities and Katahdin) and investments in Partnership Preference Units. During 2002, Belrose Realty acquired interests in Real Estate Joint Ventures, which increased the number of properties held through Real Estate Joint Ventures, and also acquired Partnership Preference Units during 2003 and 2002.

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

Property operating expenses totaled $28.6 million for the year ended December 31, 2003 compared to $16.3 million for the period from the start of business, March 19, 2002, to December 31, 2002, an increase of $12.3 million or 75% (property operating expenses are before certain operating expenses of Belrose Realty of approximately $3.2 million for the year ended December 31, 2003 and approximately $1.7 million for the period from the start of business, March 19, 2002, to December 31, 2002). The increase in property operating expenses was principally due to the greater number of properties held through Real Estate Joint Ventures during the year ended December 31, 2003 (and the longer period of time for which investments in such Real Estate Joint Ventures were held). While the U.S. economy showed signs of strength during the year ended December 31, 2003, significant employment growth did not occur in most markets and low interest rates have contributed to continued apartment move-outs (due to new home purchases) and ongoing development of new multifamily properties.

At December 31, 2003, the estimated fair value of the real properties held through Belrose Realty was $473.5 million compared to $470.6 million at December 31, 2002, an increase of $2.9 million or 1%. The modest increase in estimated real property values at December 31, 2003 resulted from declines in capitalization rates in a lower-return environment, which more than offset the impact of lower income expectations on property values. Belrose Realty saw unrealized appreciation in the estimated fair value of its other real estate investments (which includes the Real Estate Joint Ventures) of approximately $3.6 million during the year ended December 31, 2003 compared to approximately $1.0 million in unrealized depreciation during the period from the start of business, March 19, 2002, to December 31, 2002.

For the year ended December 31, 2003, Belrose Realty's investments in Partnership Preference Units continued to benefit from low interest rates and tighter spreads on real estate securities. In addition, the fair value of Belrose Realty's Partnership Preference Units also increased due to the acquisition of additional Partnership Preference Units during 2003. At December 31, 2003, the estimated fair value of the Partnership Preference Units totaled $56.7 million compared to $41.8 million at December 31, 2002, an increase of $14.9 million or 36%. The increase in value, due primarily to the greater number of Partnership Preference Units held at December 31, 2003, also reflects increases in the per unit value of the Partnership Preference Units. The Fund saw unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $6.8 million during the year ended December 31, 2003 compared to unrealized appreciation of approximately $0.8 million for the period from the start of business, March 19, 2002, to December 31, 2002.

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

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the year ended December 31, 2003, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $3.7 million, compared to net realized and unrealized losses of $13.6 million for the period from the start of business, March 19, 2002, to December 31, 2002. Net realized and unrealized losses on swap agreements in 2003 consisted of $0.8 million of net realized and unrealized gains due to changes in swap agreement valuations, offset by $4.5 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund's consolidated statement of operations). In 2002, the Fund had net realized and unrealized losses of $11.6 million due to swap agreement valuation changes and $2.0 million of swap agreement periodic payments. The positive contribution to 2003 Fund performance from changes in swap agreement valuations was attributable to a rise in swap rates during the year. The negative impact on 2002 Fund performance from changes in swap valuations was due primarily to a decline in swap rates during the period.

On October 1, 2003, the Fund terminated all of its then outstanding swap agreements and entered into new agreements to fix the cost of a substantial portion of Fund borrowings under the Credit Facility. The Fund realized a loss of approximately $12.2 million on the swap agreement terminations.

(b) LIQUIDITY AND CAPITAL RESOURCES.
------------------------------------

OUTSTANDING BORROWINGS. The Fund has entered into the Credit Facility primarily to finance the Fund's real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of December 31, 2004, the Fund had outstanding borrowings of $236.0 million and unused loan commitments of $36.2 million under the Credit Facility.

As of December 31, 2004, Bel Communities, Deerfield and Katahdin had outstanding borrowings consisting of fixed-rate secured mortgage debt obligations of $121.0 million, $123.0 million and $115.9 million, respectively.

LIQUIDITY. The Fund may redeem shares of Belvedere Company at any time. Both Belvedere Company and the Portfolio normally follow the practice of satisfying redemptions by distributing securities drawn from the Portfolio. Belvedere Company and the Portfolio may also satisfy redemptions by distributing cash. As of December 31, 2004, the Portfolio had cash and short-term investments totaling $29.9 million. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings at December 31, 2004. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of December 31, 2004, illiquid assets (consisting of restricted securities not available for current public sale) constituted 0.02% of the net assets of the Portfolio.

The liquidity of Belrose Realty's Real Estate Joint Venture investments is extremely limited, and relies principally upon buy/sell and/or liquidation agreements with the Operating Partners, described in "Real Estate Joint Venture Investments" under "The Fund's Real Estate Investments" in Item 1. Transfers of Belrose Realty's interest in the Real Estate Joint Ventures to parties other than the Operating Partners are restricted by terms of the Real Estate Joint Venture's operative agreement, and lender consent requirements. The Partnership Preference Units held by Belrose Realty are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are illiquid.

(c) OFF-BALANCE SHEET ARRANGEMENTS.
-----------------------------------

The Fund is required to disclose off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to Shareholders. An off-balance sheet arrangement includes any contractual arrangement to which an unconsolidated entity is a party and under which the Fund has certain specified obligations. As of December 31, 2004, the Fund did not have any such off-balance sheet arrangements.

(d) THE FUND'S CONTRACTUAL OBLIGATIONS.
---------------------------------------

The following table sets forth the amounts of payments due under the specified contractual obligations outstanding on December 31, 2004:

                                                                        Payments due:
-------------------------------------------------------------------------------------------------------------------
Type of Obligation                        Total       Less than 1 Year   1-3 Years    3-5 Years   More than 5 years
-------------------------------------------------------------------------------------------------------------------
Long Term Debt:
 Mortgage Debt(1)                     $359,850,000      $       --      $        --  $        --    $359,850,000
 Borrowings under Credit Facility(2)  $236,000,000      $       --      $        --  $        --    $236,000,000
Purchase Obligations(3)
Other Long Term Liabilities:
 Interest Rate Swap Agreements(4)     $ 48,971,834      $8,218,575      $16,437,151  $16,437,151    $  7,878,957
-------------------------------------------------------------------------------------------------------------------
Total                                 $644,821,834      $8,218,575      $16,437,151  $16,437.151    $603,728,957
-------------------------------------------------------------------------------------------------------------------

(1) The property held by Belrose Realty is financed primarily through mortgages issued to each Real Estate Joint Venture. Each mortgage is secured by the underlying property and is generally without recourse to the other assets of the Fund or Belrose Realty, as described in "Risks of Real Estate Investments" in Item 7A(b). The mortgages mature during 2010 and 2012. Mortgage obligations cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty or without the sale of the associated property.

(2) To finance its real estate investments, the Fund has entered into a Credit Facility as described in "Liquidity and Capital Resources" above. The Credit Facility is secured by a pledge of the Fund's assets, excluding the assets of Bel Communities, Deerfield and Katahdin, and expires in June 2010. The Credit Facility is primarily used to finance the Fund's equity in its real estate investments and will continue to be used for such purpose in the future.

(3) The Fund and Belrose Realty have entered into agreements with certain service providers pursuant to which the Fund and Belrose Realty pay fees as a percentage of assets. These fees include fees paid to Eaton Vance and its affiliates (which are described in Item 13). These agreements generally continue indefinitely unless terminated by the Fund or Belrose Realty (as applicable) or the service provider. For the year ended December 31, 2004, fees paid to Eaton Vance and its affiliates equaled approximately 1.05% of the Fund's net assets. Because these fees are based on the Fund's assets (which will fluctuate over time) it is not possible to specify the dollar amounts payable in the future.

(4) The Fund has entered into interest rate swap agreements to fix the cost of borrowings under the Credit Facility used to acquire equity in real estate investments. Pursuant to the interest rate swap agreements, the Fund makes cash payments to MLCS at fixed rates in exchange for floating rate payments from MLCS that fluctuate with one-month and three-month LIBOR. The amounts disclosed in the table represent the fixed interest amounts payable by the Fund. The periodic floating rate payments that the Fund expects to receive pursuant to the agreements will reduce the fixed interest cost to the Fund. The swap agreements expire on June 25, 2010 and June 28, 2012, subject to the Fund's right to terminate earlier in the case of certain swaps.

(e) CRITICAL ACCOUNTING ESTIMATES.
----------------------------------

The Fund's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and where such different or changed estimates would materially impact the Fund's financial condition, changes in financial condition or results of operations. The Fund's significant accounting policies are discussed in Note 2 of the consolidated financial statements; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

The Fund has determined that the valuation of the Fund's real estate investments (including the Real Estate Joint Ventures and the Partnership Preference Units) involve critical estimates. The Fund's investments in real estate are an important component of its total investment program. Market prices for these investments are not readily available and therefore the investments are stated in the Fund's consolidated financial statements at estimated fair value. The estimated fair value of an investment represents the amount at which Boston Management believes the investment could be sold in a current transaction between willing parties in an orderly disposition, that is, other than in a forced or liquidation sale. The Fund reports the estimated fair value of its real estate investments on its consolidated statement of assets and liabilities with any changes to estimated fair value charged to unrealized appreciation or depreciation in the Fund's consolidated statement of operations.

The need to  estimate  the fair  value of the  Fund's  real  estate  investments
introduces   uncertainty  into  the  Fund's  reported  financial  condition  and performance because:

     * such assets are, by their nature, difficult to value and estimated values may not accurately reflect what the Fund could realize in a current sale between willing parties;

     * property appraisals and other factors used to determine the estimated fair value of the Fund's real estate investments depend on estimates of future operating results and supply and demand assumptions that may not reflect actual current market conditions and full consideration of all factors relevant to valuations;

     * property appraisals and other factors used to determine the estimated fair value of the Fund's real estate investments are not continuously updated and therefore may not be current as of specific dates; and

     8 if the Fund were forced to sell illiquid assets on a distressed basis, the proceeds may be substantially less than stated values.

As of December 31, 2004, the estimated fair value of the Fund's real estate investments represented 23.9% of the Fund's total assets. As of December 31, 2004, adjusting for the minority interest of the Operating Partner that is the principal minority investor in each Real Estate Joint Venture, the Fund's real estate investments represented 26.9% of the Fund's net assets. The estimated fair value of the Fund's real estate investments may change due to changes in market conditions and changes in valuation assumptions made by property appraisers and third party valuation service providers as described below.

As noted in Item 1, to satisfy certain requirements of the Code, the Fund invests at least 20% of its assets (calculated in the manner prescribed) in real estate investments (the 20% requirement). Should the estimated fair value of the Fund's real estate investments decrease, the Fund may be required to acquire additional real estate investments to satisfy the 20% requirement. Because the Fund acquires real estate investments with borrowings, acquisitions of additional real estate investments would increase the Fund's borrowings under the Credit Facility and reduce the amounts otherwise available to the Fund
thereunder.   Should  the  estimated  fair  value  of  the  Fund's  real  estate investments increase, real estate investments could represent a larger percentage of the Fund's investment portfolio.

PARTNERSHIP PREFERENCE UNITS. Boston Management determines the estimated fair value of the Fund's Partnership Preference Units based on analysis and calculations performed primarily on a monthly basis by a third party service provider. The service provider calculates an estimated price and yield (before accrued distributions) for each issue of Partnership Preference Units based on descriptions of such issue provided by Boston Management and certain publicly available information including, but not limited to, the trading prices of publicly issued debt and/or preferred stock instruments of the same or similar issuers, which may be adjusted to reflect the illiquidity and other structural characteristics of the Partnership Preference Units (such as call provisions). Daily valuations of Partnership Preference Units are determined by adjusting prices from the service provider to account for accrued distributions under the terms of the Partnership Preference Units. If changes in relevant markets, events that materially affect an issuer or other events that have a significant effect on the price or yield of Partnership Preference Units occur, relevant prices or yields may be recalculated to take such occurrences into account.

Valuations of Partnership Preference Units are inherently uncertain because they are based on adjustments from the market prices of publicly-traded debt and/or preferred stock instruments of the same or similar issuers to account for the Partnership Preference Units' illiquidity, structural features (such as call provisions) and other relevant factors. Each month Boston Management reviews the analysis and calculations performed by the service provider. Boston Management generally relies on the assumptions and judgments made by the service provider in estimating the fair value of the Partnership Preference Units. If the assumptions and estimates used by the service provider to calculate prices for Partnership Preference Units were to change, it could materially impact the estimated fair value of the Fund's holdings of Partnership Preference Units.

THE REAL ESTATE JOINT VENTURES. Boston Management determines the estimated fair value of the Fund's interest in each Real Estate Joint Venture based primarily on annual appraisals of the properties owned by such Real Estate Joint Venture (provided such appraisals are available) and an allocation of the equity value of the Real Estate Joint Venture between the Fund and the Operating Partner. Appraisals of the Real Estate Joint Venture properties may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances that may materially impact estimated property values have occurred since the most recent appraisal.

In deriving the estimated value of a property, an appraiser considers numerous factors, including the expected future cash flows from the property, recent sale prices for similar properties and, if applicable, the replacement cost of the property, in order to derive an indication of the amount that a prudent, informed purchaser-investor would pay for the property. More specifically, the appraiser considers the revenues and expenses of the property and the estimated future growth or decline thereof, which may be based on tenant quality, property condition, neighborhood change, market trends, interest rates, inflation rates or other factors deemed relevant by the appraiser. The appraiser estimates operating cash flows from the property and the sale proceeds of a hypothetical transaction at the end of a hypothetical holding period. The cash flows are discounted to their present values using a market-derived discount rate and are added together to obtain a value indication. This value indication is compared to the value indication that results from applying a market-derived capitalization rate to a single year's stabilized net operating income for the property. The assumed capitalization rate may be extracted from local market transactions or, when transaction evidence is lacking, obtained from trade sources. The appraiser considers the value indications derived by these two methods, as well as the value indicated by recent market transactions involving similar properties, in order to produce a final value estimate for the property.

Appraisals of properties owned by each Real Estate Joint Venture are conducted by independent appraisers who are licensed in their respective states and not affiliated with Eaton Vance or the Operating Partners. Each appraisal is conducted in accordance with the Uniform Standards Board and the Code of Professional Appraisal Practice of the Appraisal Institute (as well as other relevant standards). Boston Management reviews the appraisal of each property and generally relies on the assumptions and judgments made by the appraiser. Property appraisals are inherently uncertain because they apply assumed discount rates, capitalization rates, growth rates and inflation rates to the appraiser's estimated stabilized cash flows, and due to the unique characteristics of a property, which may affect its value but may not be taken into account. If the assumptions and estimates used by the appraisers to determine the value of the properties owned by the Fund's Real Estate Joint Ventures were to change, it could materially impact the estimated fair value of the Fund's Real Estate Joint Ventures. When a property owned by a Real Estate Joint Venture has not been appraised (such as when the Real Estate Joint Venture recently acquired the property), Boston Management determines the estimated fair value of the property based on the transaction value of the property, which equals the total acquisition cost of the property exclusive of certain legal and transaction costs, provided such amount is indicative of fair value. Once an appraisal of a property has been conducted, Boston Management bases the estimated fair value of the property principally on the estimated value as determined by the appraiser. Appraisals of newly acquired properties are conducted in the year following the acquisition. If the initial appraised value of a newly acquired property differs significantly from the transaction value of the property, it may materially impact the estimated fair value of the Real Estate Joint Venture that holds the property. Interim valuations of Real Estate Joint Venture assets may be adjusted by Boston Management to reflect significant changes in economic circumstances or recent independent evaluations of similar properties, and the results of operations and distributions.

Boston Management determines the estimated fair value of the Fund's equity interest in a Real Estate Joint Venture based on an estimate of the allocation of equity interests between the Fund and the Operating Partner. This allocation is generally calculated by a third party specialist, using current appraisals of the properties owned by the Real Estate Joint Venture. The specialist uses a financial model that considers (i) the terms of the joint venture agreement relating to allocation of distributable cash flow, (ii) the duration of the joint venture, and (iii) the projected property values and cash flows from the properties based on estimates made by the appraisers. The estimated allocation of equity interests between the Fund and the Operating Partner of a Real Estate Joint Venture is prepared quarterly and reviewed by Boston Management. If the estimate of the allocation of equity interests in the Real Estate Joint Ventures were to change (because, for example, the appraisers' estimates of property values or projected cash flows of the Real Estate Joint Ventures changed), it may materially impact the estimated fair value of the Fund's equity interest in each Real Estate Joint Venture. When the properties owned by a Real Estate Joint Venture have not been appraised (such as when the Real Estate Joint Venture recently acquired the properties), Boston Management allocates equity interests in the Real Estate Joint Venture based on the contractual ownership interests of Belrose Realty and the Operating Partner. As of December 31, 2004, all of the properties owned by the Real Estate Joint Ventures have been appraised except for certain properties owned by Deerfeild, which have been valued in good faith by Boston Management.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

(a) QUANTITATIVE INFORMATION ABOUT MARKET RISK.
-----------------------------------------------

INTEREST RATE RISK. The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility used to acquire equity in real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month and three-month LIBOR. The Fund's interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 7 and 8 to the Fund's consolidated financial statements appearing on pages 39 to 81 of this Annual Report on Form 10-K.

                                                         Interest Rate Sensitivity
                                                     Cost, Principal (Notional) Amount
                                                 by Contractual Maturity and Callable Date
                                                 for the Twelve Months Ended December 31,*

                                                                                                               Estimated
                                                                                                             Fair Value as
                                                                                                              of December
                                 2005       2006-2007      2008         2009      Thereafter      Total        31, 2004
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
------------------------
Long-term debt:
------------------------
Fixed-rate mortgages                                                             $359,850,000  $359,850,000  $496,847,049

Average interest rate                                                                    6.67%         6.67%
------------------------
Variable-rate Credit
Facility                                                                         $236,000,000  $236,000,000  $236,000,000

Average interest rate                                                                    2.71%         2.71%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
financial instruments:
------------------------
Pay fixed/receive
variable interest rate
swap agreements                                                                  $192,838,000  $192,838,000  $    556,139

verage pay rate                                                                         4.26%         4.26%

Average receive rate                                                                     2.67%         2.67%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive
investments:
------------------------
Fixed-rate Partnership
Preference Units:
------------------------
Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units,
Callable 12/31/09,
Current Yield: 7.76%                                                 $11,370,510               $ 11,370,510  $ 11,423,745

Essex Portfolio, L.P.,
7.875% Series D
Cumulative Redeemable
Preferred Units,
Callable 7/28/10,
Current Yield: 7.74%                                                             $ 12,642,150  $ 12,642,150  $ 12,713,050



Liberty Property L.P.,
7.45% Series B
Cumulative Redeemable
Preferred Units,
Callable 8/31/09,
Current Yield: 7.25%                                                 $18,130,840               $ 18,130,840  $ 17,983,000

PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/ 10,
Current Yield:  6.69%                                                            $ 17,727,904  $ 17,727,904  $ 17,461,600

* The amounts listed reflect the Fund's positions as of December 31, 2004. The Fund's current positions may differ.

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

RISKS OF CERTAIN INVESTMENT TECHNIQUES. In managing the Portfolio, Boston Management may purchase or sell derivative instruments (which derive their value by reference to other securities, indexes, instruments or currencies) to hedge against securities price declines and currency movements, to add investment exposure to individual securities and groups of securities and to enhance returns. Such transactions may include, without limitation, the purchase and sale of futures contracts on stocks and stock indexes and options thereon, the purchase of put options and the sale of call options on securities held, equity swaps, forward sales of stocks, and the purchase and sale of forward currency exchange contracts and currency futures. The Portfolio may engage in short sales of individual securities held and short sales of index or basket securities whose constituents are held in whole or in part. The Portfolio may enter into private contracts for the forward sale of stock held and may also lend portfolio securities.

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

The Portfolio's ability to utilize covered short sales, certain equity swaps, forward sales, futures and certain equity collar strategies (combining the purchase of a put option and the sale of a call option) as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within 30 days of the end of the Portfolio's taxable year in which the hedging transaction was initiated and the underlying appreciated securities position is held unhedged for at least the next 60 days after such hedging transaction is closed. In addition, dividends received on stock for which the Portfolio is obligated to make related payments (pursuant to a short sale or otherwise) with respect to positions in substantially similar or related property are subject to federal income taxation at ordinary rates and do not qualify for favorable tax treatment. Also, holding periods required to receive tax-advantaged treatment of qualified dividends on a stock are suspended whenever the Portfolio has an option (other than a qualified covered call option not in the money when written) or contractual obligation to sell or an open short sale of substantially identical stock, is the grantor of an option (other than a qualified covered call option not in the money when written) to buy substantially identical stock or has diminished risk of loss in such stock by holding positions with respect to substantially similar or related property. There can be no assurance that counterparties will at all times be willing to enter into covered short sales, forward sales of stocks, interest rate hedges, equity swaps and other derivative instrument transactions on terms satisfactory to the Fund or the Portfolio. The Fund's and the Portfolio's ability to enter into such transactions may also be limited by covenants under the Fund's Credit Facility, the federal margin regulations and other laws and regulations. The Portfolio's use of certain investment techniques may be constrained because the Portfolio is a diversified, open-end management investment company registered under the 1940 Act and because other investors in the Portfolio are regulated investment companies under Subchapter M of the Code. Moreover, the Fund and the Portfolio are subject to restrictions under the federal securities laws on their ability to enter into transactions in respect of securities that are subject to restrictions on transfer pursuant to the Securities Act.

RISKS OF REAL ESTATE INVESTMENTS. The success of the Fund's real estate investments depends in part on many factors related to the real estate market. These factors include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, changing transportation and logistics patterns (in the case of industrial distribution properties), the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, fluctuations in interest rates, availability of financing, managerial performance, government rules and regulations, and acts of God (whether or not insured against). There can be no assurance that Belrose Realty's ownership of real estate investments will be an economic success.

The success of investments in Partnership Preference Units depends upon factors relating to the issuing partnerships that may affect such partnerships' profitability and their ability to make distributions to holders of Partnership Preference Units. Interests in the Real Estate Joint Ventures and Partnership Preference Units are not registered under the federal securities laws and are subject to restrictions on transfer. Due to their illiquidity, they may be difficult to value and the ongoing value of the investments is uncertain. See "Critical Accounting Estimates" in Item 7. Investments in Partnership Preference Units are valued primarily by referencing market trading prices for comparable preferred equity securities or other fixed-rate instruments having similar investment characteristics. The valuations of Partnership Preference Units fluctuate over time to reflect, among other factors, changes in interest rates, changes in the perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. The valuation of Partnership Preference Units will be adversely affected by increases in interest rates and increases in the perceived riskiness of such units or comparable or similar securities. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings under the Credit Facility. Fluctuations in the value of Partnership Preference Units that are derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property or tenant-specific concerns, and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Because the Partnership Preference Units are not rated by a nationally-recognized rating agency, they may be subject to more credit risk than securities that are rated investment grade.

The performance of the Real Estate Joint Ventures is substantially influenced by the property management capabilities of the Operating Partners and conditions in the specific real estate sub-markets in which the properties owned by the Real Estate Joint Ventures are located. The Operating Partners are subject to substantial conflicts of interest in structuring, operating and winding up the Real Estate Joint Ventures. Each respective Operating Partner had an economic incentive to maximize the prices at which it sold properties to a Real Estate Joint Venture and has a similar incentive to minimize the prices at which it may acquire properties from a Real Estate Joint Venture. The Operating Partners may devote greater attention or more resources to managing their wholly-owned properties than properties held by the Real Estate Joint Ventures. Future investment opportunities identified by the Operating Partners will more likely be pursued independently, rather than through, the Real Estate Joint Ventures. Financial difficulties encountered by the Operating Partners in their other businesses may interfere with the operations of the Real Estate Joint Ventures.

Belrose Realty's investments in Real Estate Joint Ventures may be significantly concentrated in terms of geographic regions, property types and operators, increasing the Fund's exposure to regional, property type and operator specific risks. Given a lack of stand-alone operating history and relatively high financial leverage, the Real Estate Joint Ventures are not equivalent in quality to real estate companies whose preferred equity or senior debt securities are rated investment grade. Distributable cash flows from the Real Estate Joint Ventures may not be sufficient for Belrose Realty to receive its fixed annual preferred return, or any returns in excess thereof.

The debt of the Real Estate Joint Ventures owned by Belrose Realty on December 31, 2004 is fixed-rate, secured by the underlying properties and generally without recourse to Belrose Realty and the Fund. In the case of Bel Communities, Belrose Realty and the Fund may be directly or indirectly responsible for certain liabilities constituting exceptions to the generally non-recourse nature of the mortgage indebtedness, including liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants, and liabilities arising from environmental conditions involving or affecting Real Estate Joint Venture properties. The Fund and Belrose Realty have received indemnification from ERP for certain of such potential liabilities. The availability of financing and other financial conditions can have a material impact on property values and therefore on the value of Real Estate Joint Venture assets. Mortgage debt of the Real Estate Joint Ventures normally cannot be refinanced prior to maturity without substantial penalties.

The ongoing value of Belrose Realty's investments in the Real Estate Joint Ventures is substantially uncertain. The real property held through Belrose Realty's Real Estate Joint Ventures is stated at estimated fair value as described in Item 7(e). The policies for valuing real estate investments involve significant judgments that are based upon a number of factors, which may include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. Given that such valuations include many assumptions, values may differ from amounts ultimately realized.

Investments by Belrose Realty in Net Leased Property will be subject to general real estate market risks similar to Real Estate Joint Ventures. Investments in Net Leased Property will also be subject to risks specific to this type of investment, including a concentration of risk exposure to specific real estate submarkets and individual properties and tenants. Principal among the risks of investing in Net Leased Property is the risk that a major tenant fails to satisfy its lease obligations due to financial distress or other reasons. A tenant's failure to meet its lease obligations would expose Belrose Realty to substantial loss of income without a commensurate reduction in debt service costs and other expenses, and would transfer to Belrose Realty all the costs, expenses and liabilities of property ownership and management borne by the tenant under the terms of the lease. Re-leasing a property could involve considerable time and expense. Re-leasing opportunities may be limited by the nature and location of the property, which may not be well suited to the needs of other possible tenants. Even if a property is re-leased, the property may not generate sufficient rental income to cover debt service and other expenses.

Net Leased Property is generally illiquid, and the ongoing value of Belrose Realty's investments in Net Leased Property will be substantially uncertain. Net Leased Property held generally will be stated at estimated fair value based on annual appraisals. These appraisals are conducted by independent, licensed appraisers in a manner similar to the appraisals of properties owned by the Real Estate Joint Ventures (described in "Critical Accounting Estimates" in Item 7).

Because the value of Net Leased Property will reflect in part the financial status of its principal tenant(s), any reduction in the financial status of a major tenant could have an adverse effect on the appraised value of a property and the value realized upon the disposition of such property. Tenants may hold rights to renew or extend expiring leases, and exercise of such rights would extend Belrose Realty's risk exposure to a particular tenant beyond the initial lease term. Tenants may also hold options to purchase Net Leased Property, including options to purchase at below market levels. The value received upon the disposition of Net Leased Property will depend on real estate market conditions, lease and mortgage terms, tenant credit quality, tenant purchase options, lender approvals and other factors affecting valuation as may then apply. Because sales of Net Leased Property are not expected to occur for many years, market conditions and other valuation factors at the time of sale cannot be predicted. Since valuations of Net Leased Property assume an orderly disposition of assets, amounts realized in a distressed sale may differ substantially from stated values. Mortgage debt associated with Net Leased Property generally cannot be refinanced prior to maturity without substantial penalties. The terms of outstanding leases and mortgage debt obligations and restrictions on refinancing such debt will limit Belrose Realty's ability to dispose of Net Leased Property.

Because all or substantially all of the rental payments on Net Leased Property generally will be dedicated to servicing the associated mortgage debt, during the initial lease term Belrose Realty will not generate significant cash flow from investments to offset Belrose Realty's operating expenses and the cost of Fund borrowings used to finance Belrose Realty's equity therein. Such costs and expenses must be provided from other sources of cash flow for Belrose Realty and the Fund, which may include additional Fund borrowings under the Credit Facility. Realized returns on investments in Net Leased Property generally are deferred until the properties are sold or re-leased following the initial lease term.

Changes in the value of real estate investments and other factors will cause the performance of the Fund to deviate from the performance of the Portfolio. Over time, the performance of the Fund can be expected to be more volatile than the performance of the Portfolio.

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

RISKS OF LEVERAGE. Although intended to add to returns, the borrowing of funds to purchase real estate investments exposes the Fund to the risk that the returns achieved on the real estate investments will be lower than the cost of borrowing to purchase such assets and that the leveraging of the Fund to buy such assets will therefore diminish the returns achieved by the Fund as a whole. In addition, there is a risk that the availability of financing will be interrupted at some future time, requiring the Fund to sell assets to repay outstanding borrowings or a portion thereof. It may be necessary to make such sales at unfavorable prices. The Fund's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Communities, Deerfield and Katahdin. In the event of default, the lender could elect to sell assets of the Fund without regard to consequences of such action for Shareholders. The rights of the lender to receive payments of interest on and repayments of principal of borrowings under the Credit Facility are senior to the rights of the Shareholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

The consolidated financial statements required by Item 8 are contained on pages 39 to 81 of this Annual Report on Form 10-K. The following is a summary of unaudited quarterly results of operations of the Fund for the years ended December 31, 2004 and 2003.

                                                               2004
                                  ----------------------------------------------------------------
                                     First           Second            Third           Fourth
                                    Quarter          Quarter          Quarter          Quarter
                                  ----------------------------------------------------------------
Investment income                 $22,340,109      $21,472,458      $ 23,506,656     $ 23,576,636
Minority interest in net income
 of controlled subsidiaries       $  (473,208)     $  (508,514)     $   (292,336)    $   (598,347)
Net investment income             $ 5,440,346      $ 4,322,775      $  2,175,246     $  5,581,689
Net increase (decrease) in
 net assets from operations       $30,511,170      $26,772,662      $(45,229,350)    $104,749,000

Per share data:(1)
Investment income                 $      1.31      $      1.26     $       1.39     $       1.41
Net investment income             $      0.32      $      0.25     $       0.13     $       0.33
Net increase (decrease) in
 net assets from operations       $      1.79      $      1.58     $      (2.68)    $       6.27


                                                              2003
                                  ----------------------------------------------------------------
                                      First           Second          Third           Fourth
                                    Quarter(2)      Quarter(2)      Quarter(2)        Quarter
                                  ----------------------------------------------------------------
Investment income                 $ 20,266,081     $ 20,405,058    $20,382,190      $ 21,259,627
Minority interest in net income
 of controlled subsidiaries       $   (514,701)    $   (458,996)   $  (526,835)     $   (443,046)
Net investment income             $  3,627,943     $  3,482,999    $ 3,541,356      $  4,627,344
Net increase (decrease) in
 net assets from operations       $(55,429,997)    $172,791,201    $36,188,944      $176,015,337

Per share data:(1)
Investment income                 $       1.22     $       1.18    $      1.19      $       1.24
Net investment income             $       0.22     $       0.20    $      0.21      $       0.27
Net increase (decrease) in
 net assets from operations       $      (3.33)    $      10.03    $      2.11      $      10.30

(1)  Based on average Shares outstanding.
(2) Certain amounts have been reclassified to conform with current year presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
--------------------------------------------------------------------------------

There have been no changes in, or disagreements with, accountants on accounting and financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES.
---------------------------------

Eaton Vance, as the Fund's manager, evaluated the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934
Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. The Fund's disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processess, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the Fund's disclosure controls and procedures were effective.

The Fund's Chief Executive Officer and Chief Financial Officer have established and maintain internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act). Fund management's report on internal control over financial reporting, including its assessment of the Fund's internal control over financial reporting, appears on page 60 of this Annual Report on Form 10-K. The Fund's Chief Executive Officer and Chief Financial Officer intend to report to the Board of Directors of Eaton Vance, Inc. any significant deficiency in the design or operation of internal control over financial reporting which could adversely affect the Fund's ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
---------------------------

None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.
------------------------------------------

(a) MANAGEMENT.
---------------

Pursuant to the Fund's LLC Agreement, the Fund's manager, Eaton Vance, has the authority to conduct the Fund's business. Eaton Vance appointed Thomas E. Faust Jr. and Michelle A. Green to serve indefinitely as the Fund's Chief Executive Officer and Chief Financial Officer, respectively. Information about Mr. Faust appears below. Ms. Green, 35, is a Vice President of Eaton Vance and Boston Management. She also serves as Chief Financial Officer of Belair Capital Fund LLC, Belcrest Capital Fund LLC, Belmar Capital Fund LLC and Belport Capital Fund LLC and as an officer of various other investment companies managed by Eaton Vance or Boston Management. Ms. Green has been an employee of Eaton Vance since 1997. As members of the Eaton Vance organization, Mr. Faust and Ms. Green receive no compensation from the Fund for serving as Fund officers. There are no other officers of the Fund. The Fund does not have a board of directors or similar governing body.

The Board of Directors of Eaton Vance, Inc., the sole trustee of Eaton Vance, oversees the accounting and financial reporting processes of the Fund and audits of the Fund's financial statements. The directors of Eaton Vance, Inc. are James
B. Hawkes and William M. Steul. The Fund's audit committee financial expert (as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act) is Mr. Steul. Messrs. Hawkes and Steul are senior officers of Eaton Vance and, as such, are not independent of Fund management. Information about Mr. Hawkes and Mr. Steul appears below.

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

The directors of Belrose Realty are Mr. Faust and Alan R. Dynner, each of whom is described below. William R. Cross, President and portfolio manager of Belrose Realty, has primary responsibility for providing research and analysis relating to the Fund's real estate investments held through Belrose Realty. Mr. Cross is a Vice President of Eaton Vance and Boston Management and has been employed by the Eaton Vance organization since 1996. A majority of Mr. Cross's time is spent managing the real estate investments of Belrose Realty and the real estate subsidiaries of other investment funds advised by Boston Management. Mr. Cross, David Carlson and Mr. Dynner serve as managers or trustees of the Real Estate Joint Ventures owned by Belrose Realty. Mr. Dynner is also Vice President of Bel Communities and Katahdin and secretary of Bel Communities. Mr. Carlson is secretary of Katahdin and Mr. Cross serves as Chairman of Katahdin and President and Chairman of Bel Communities and Deerfield. Mr. Carlson is a Vice President of Eaton Vance and Boston Management and has been employed by the Eaton Vance organization since 2001. Prior to joining Eaton Vance, Mr. Carlson was President of ILM Holding, Inc., a real estate holding company. Information about Mr. Dynner appears below.

As disclosed under "The Eaton Vance Organization" in Item 1, Eaton Vance and Boston Management are wholly-owned subsidiaries of Eaton Vance Corp. The non-voting common stock of Eaton Vance Corp. is listed and traded on the NYSE. All shares of the voting common stock of Eaton Vance Corp. are held in a voting trust, the voting trustees of which are senior officers of the Eaton Vance organization. Eaton Vance, Inc., a wholly-owned subsidiary of Eaton Vance Corp., is the sole trustee of Eaton Vance and of Boston Management, each of which is a Massachusetts business trust. The names of the executive officers and the directors of Eaton Vance, Inc. and their ages and principal occupations (in addition to their responsibilities described above) are set forth below.

James B. Hawkes (63) is Chairman, President and Chief Executive Officer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc. and a Director of Eaton Vance Corp. and Eaton Vance, Inc. He is Vice President and Director of EV Distributors. He is also a Trustee and an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 1970.

Thomas E. Faust Jr. (46) is Executive Vice President and Chief Investment Officer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc., and a Director of Eaton Vance Corp. He is also Chief Executive Officer of Belair Capital Fund LLC, Belcrest Capital Fund LLC, Belmar Capital Fund LLC and

Belport Capital Fund LLC and is an officer of various other investment companies managed by Eaton Vance or Boston Management. Mr. Faust has been employed by Eaton Vance since 1985.

Alan R. Dynner (64) is Vice President, Chief Legal Officer and Secretary of Eaton Vance, Boston Management, Eaton Vance Corp., EV Distributors and Eaton Vance, Inc. He is also an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 1996.

William M. Steul (62) is Vice President and Chief Financial Officer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc. and a Director of Eaton Vance, Inc. He is also Vice President of EV Distributors. He has been employed by Eaton Vance since 1994.

(b) COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.
-------------------------------------------------------------------------

Section 16(a) of the 1934 Act requires the Fund's officers and directors and persons who own more than ten percent of the Fund's Shares to file forms reporting their affiliation with the Fund and reports of ownership and changes in ownership of the Fund's Shares with the SEC. Eaton Vance, as manager of the Fund, and the Directors and executive officers of Eaton Vance, Inc., the sole trustee of Eaton Vance, also comply with Section 16(a). These persons and entities are required by SEC regulations to furnish the Fund with copies of all
Section 16(a) forms they file. To the best of the Fund's knowledge, during the year ended December 31, 2004 no Section 16(a) filings were required by such persons or entities.

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

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

As noted in Item 10, the officers of the Fund receive no compensation from the Fund. The Fund's manager, Eaton Vance, and its affiliates receive certain fees from the Fund for services provided to the Fund, which are described in Item 13 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the knowledge of the Fund, no person beneficially owns more than 5% of the Shares of the Fund.

SECURITY OWNERSHIP OF MANAGEMENT. As of March 1, 2005, Eaton Vance, the manager of the Fund, beneficially owned 102.20 Shares of the Fund. The Shares owned by Eaton Vance represent less than 1% of the outstanding Shares of the Fund as of March 1, 2005. None of the other entities or individuals named in response to
Item 10 above beneficially owned Shares of the Fund as of such date.

CHANGES IN CONTROL. Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The table below sets forth the fees, paid or payable by, or allocable to, the Fund and Belrose Realty for the years ended December 31, 2004 and 2003 in connection with services rendered by Eaton Vance and its affiliates. Each fee is described following the table.

                                                  Year ended       Year ended
                                                 December 31,     December 31,
                                                     2004             2003
-------------------------------------------------------------------------------
Fund Advisory and Administrative Fees*           $ 1,217,128      $   992,781
-------------------------------------------------------------------------------
Belcrest Realty Management Fees*                 $ 3,014,234      $ 2,639,629
-------------------------------------------------------------------------------
Fund's Allocable Portion of the Portfolio's      $ 7,197,653      $ 6,267,847
Advisory Fees**
-------------------------------------------------------------------------------
Fund Servicing Fees                              $ 1,610,127      $ 1,385,329
-------------------------------------------------------------------------------
Fund's Allocable Portion of Belvedere
Company's Servicing Fees                         $ 2,494,434      $ 2,149,331
-------------------------------------------------------------------------------
Fund Distribution Fees*                          $ 1,641,602      $ 1,415,111
-------------------------------------------------------------------------------
Redemption Fees paid by Redeeming Shareholders   $   285,453      $   139,527
-------------------------------------------------------------------------------
Aggregate Compensation Paid by the Fund to
Eaton Vance and its Affiliates                   $ 5,872,964      $ 4,977,521
-------------------------------------------------------------------------------

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

** For years ended December 31, 2004 and 2003, advisory fees paid or payable by the Portfolio totaled $77,609,178 and $67,584,543, respectively. For the year ended December 31, 2004, Belvedere Company's allocable portion of that fee was $50,252,861, of which $7,197,653, was allocable to the Fund. For the year ended December 31, 2003, Belvedere Company's allocable portion of that fee was $41,671,111, of which $6,267,847 was allocable to the Fund.

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

CERTAIN REAL ESTATE INVESTMENT TRANSACTIONS. During the year ended December 31, 2004, Belrose Realty entered into the following real estate investment transactions with real estate subsidiaries of other investment funds managed by Eaton Vance and advised by Boston Management:

     * Belrose Realty sold Bel Apartment, a Real Estate Joint Venture, to Altavera Realty Corporation, realizing a loss of approximately $1.5 million on the transaction;

     * Belrose Realty purchased Partnership Preference Units from Belcrest Realty Corporation, which realized a gain of approximately $0.7 million on the transaction;

     * Belrose Realty purchased Partnership Preference Units from Belair Real Estate Corporation, which realized a loss of approximately $0.5 million on the transaction;

     * Belrose Realty purchased Partnership Preference Units from Belshire Realty Corporation, which realized a loss of approximately $27,000 on the transaction;

     * Belrose Realty purchased Partnership Preference Units from Belmar Realty Corporation, which realized a gain of approximately $3.0 million on the transactions;

     * Belrose Realty sold Partnership Preference Units to Belshire Realty Corporation, realizing a gain of approximately $3.6 million on the transaction; and

     * Belrose Realty sold Partnership Preference Units to Belterra Realty Corporation, realizing a net loss of approximately $1.7 million on the transactions.

The prices of the real estate investments purchased and sold by Belrose Realty were determined in good faith by Boston Management after consideration of factors, data and information that it considered relevant. See "Critical Accounting Estimates" in item 7(e).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
------------------------------------------------

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the audit of the Fund's annual financial statements for the years ended December 31, 2004 and 2003 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Year ended December 31,                                      2004       2003
--------------------------------------------------------------------------------
Audit fees                                                 $201,808   $ 87,656
Audit related fees(1)                                        39,790     35,040
Tax fees(2)                                                 210,492    124,117
All other fees(3)                                                --     30,900
                                                         -----------------------
Total                                                      $452,090   $277,713
                                                         -----------------------

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

(3) Other fees consist primarily of the aggregate fees billed for professional services rendered by Deloitte & Touche LLP related to agreed upon procedures for the closing of the Fund on February 19, 2003.

The Directors of Eaton Vance, Inc. review all audit, audit-related and tax fees at least annually. The Directors pre-approved all audit, audit-related and tax services for the years ended December 31, 2004 and 2003. The Directors have concluded that the provision of the audit-related, tax and other services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.
----------------------------------------------------------------

(a) Please see the Fund's consolidated financial statements followed by the Portfolio's financial statements on pages 39 to 81 of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K:

     None.

(c)  A list of the exhibits filed as a part of this Form 10-K is included in the
     Exhibit Index appearing on page 83 hereof.

BELROSE 2004

                                                                     Appendix A



The Fund's Investment Structure as of December 31, 2004




[Chart depicting (1) the Fund investing in Belvedere Company and Belrose Realty;
(2) Belvedere Company investing in the Portfolio; and (3) Belrose Realty investing in Bel Communities, Deerfield and Katahdin. The Fund is followed by footnote (A); Belvedere Company is followed by footnote (B); the Portfolio is followed by footnote (C); Belrose Realty is followed by footnote (D); and Bel Communities, Deerfield and Katahdin are each followed by footnote (E). The footnotes appear below.]







(A) Eaton Vance is the manager of the Fund; Boston Management is the Fund's investment adviser.
(B)  Boston Management is the manager of Belvedere Company.
(C)  Boston Management is the Portfolio's investment adviser.
(D) Boston Management is the manager of Belrose Realty. Belrose Realty also holds investments in Partnership Preference Units.
(E)  Belrose  Realty  owns a  majority  interest  in  these  Real  Estate  Joint
     Ventures.

BELROSE CAPITAL FUND LLC
CONSOLIDATED PORTFOLIOS OF INVESTMENTS

AS OF DECEMBER 31, 2004

INVESTMENT IN BELVEDERE CAPITAL
FUND COMPANY LLC -- 75.9%

SECURITY                                                                        SHARES       VALUE
--------------------------------------------------------------------------------------------------------------
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)                                                             10,328,495   $   1,757,804,676
--------------------------------------------------------------------------------------------------------------

TOTAL INVESTMENT IN BELVEDERE COMPANY
   (IDENTIFIED COST, $1,488,476,148)                                                         $   1,757,804,676
--------------------------------------------------------------------------------------------------------------

PARTNERSHIP PREFERENCE UNITS -- 2.6%

SECURITY                                                                        UNITS        VALUE
--------------------------------------------------------------------------------------------------------------
Essex Portfolio, L.P. (California Limited
Partnership affiliate of Essex Property
Trust, Inc.), 7.875% Series B Cumulative
Redeemable Preferred Units, Callable
from 12/31/09+(1)                                                                  225,000   $      11,423,745

Essex Portfolio, L.P. (California Limited
Partnership affiliate of Essex Property
Trust, Inc.), 7.875% Series D Cumulative
Redeemable Preferred Units, Callable
from 7/28/10+(1)                                                                   500,000          12,713,050

Liberty Property L.P. (Pennsylvania Limited
Partnership affiliate of Liberty Property
Trust), 7.45% Series B Cumulative
Redeemable Preferred Units, Callable
from 8/31/09+(1)                                                                   700,000          17,983,000

PSA Institutional Partners, L.P. (California
Limited Partnership affiliate of Public Storage,
Inc.), 6.4% Series NN Cumulative
Redeemable Perpetual Preferred Units,
Callable from 3/17/10+(1)                                                          730,000          17,461,600
--------------------------------------------------------------------------------------------------------------

TOTAL PARTNERSHIP PREFERENCE UNITS
   (IDENTIFIED COST, $59,871,404)                                                            $      59,581,395
--------------------------------------------------------------------------------------------------------------

OTHER REAL ESTATE INVESTMENTS -- 21.5%

DESCRIPTION                                                                                  VALUE
--------------------------------------------------------------------------------------------------------------
Rental property(1)(3)                                                                        $     496,847,049
Investment in management contracts(1)(3)                                                             1,542,829
--------------------------------------------------------------------------------------------------------------

TOTAL OTHER REAL ESTATE INVESTMENTS
   (IDENTIFIED COST, $528,935,061)                                                           $     498,389,878
--------------------------------------------------------------------------------------------------------------

SHORT-TERM INVESTMENTS -- 0.0%

                                                                                PRINCIPAL
                                                                                AMOUNT
                                                                                (000'S
SECURITY                                                                        OMITTED)     VALUE
--------------------------------------------------------------------------------------------------------------
Investors Bank & Trust Company --
Time Deposit, 2.25%, 1/3/05                                                     $      721   $         721,000
--------------------------------------------------------------------------------------------------------------

TOTAL SHORT-TERM INVESTMENTS
   (AT AMORTIZED COST, $721,000)                                                             $         721,000
--------------------------------------------------------------------------------------------------------------

TOTAL INVESTMENTS -- 100.0%
   (IDENTIFIED COST, $2,078,003,613)                                                         $   2,316,496,949
--------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

INVESTMENT IN BELVEDERE CAPITAL
FUND COMPANY LLC -- 75.3%

SECURITY                                                                        SHARES       VALUE
--------------------------------------------------------------------------------------------------------------
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)                                                             10,478,270   $   1,640,828,100
--------------------------------------------------------------------------------------------------------------

TOTAL INVESTMENT IN BELVEDERE COMPANY
   (IDENTIFIED COST, $1,470,171,002)                                                         $   1,640,828,100
--------------------------------------------------------------------------------------------------------------

PARTNERSHIP PREFERENCE UNITS -- 2.6%

SECURITY                                                                        UNITS        VALUE
--------------------------------------------------------------------------------------------------------------
Essex Portfolio, L.P. (California Limited
Partnership affiliate of Essex Property
Trust, Inc.), 7.875% Series B Cumulative
Redeemable Preferred Units, Callable
from 2/6/03+(1)(4)                                                                 400,000   $      19,272,880

Kilroy Realty, L.P. (Delaware Limited
Partnership affiliate of Kilroy Realty
Corporation), 8.075% Series A Cumulative
Redeemable Preferred Units, Callable
from 2/6/03+(1)                                                                    400,000          18,457,880

Prentiss Properties Acquisition Partners, L.P.
(Delaware Limited Partnership affiliate of
Prentiss Properties Trust), 8.30% Series B
Cumulative Redeemable Perpetual Preferred
Units, Callable from 6/25/03+(1)                                                   386,464          18,986,976
--------------------------------------------------------------------------------------------------------------

TOTAL PARTNERSHIP PREFERENCE UNITS
   (IDENTIFIED COST, $49,033,900)                                                            $      56,717,736
--------------------------------------------------------------------------------------------------------------

OTHER REAL ESTATE INVESTMENTS -- 21.7%

DESCRIPTION                                                                                  VALUE
--------------------------------------------------------------------------------------------------------------
Rental property(1)(2)                                                                        $     473,491,403
--------------------------------------------------------------------------------------------------------------

TOTAL OTHER REAL ESTATE INVESTMENTS
   (IDENTIFIED COST, $473,683,334)                                                           $     473,491,403
--------------------------------------------------------------------------------------------------------------

SHORT-TERM INVESTMENTS -- 0.4%

                                                                         PRINCIPAL
                                                                         AMOUNT
                                                                         (000'S
SECURITY                                                                 OMITTED)            VALUE
--------------------------------------------------------------------------------------------------------------
Investors Bank & Trust Company --
Time Deposit, 1.01%, 1/2/04                                              $           7,614   $       7,614,214
--------------------------------------------------------------------------------------------------------------

TOTAL SHORT-TERM INVESTMENTS
   (AT AMORTIZED COST, $7,614,214)                                                           $       7,614,214
--------------------------------------------------------------------------------------------------------------

TOTAL INVESTMENTS -- 100.0%
   (IDENTIFIED COST, $2,000,502,450)                                                         $   2,178,651,453
--------------------------------------------------------------------------------------------------------------

The following footnotes are for the years ended December 31, 2004 and December 31, 2003:

+ Security exempt from registration under the Securities Act of 1933. At December 31, 2004 and 2003, the value of these securities totaled $59,581,395 and $56,717,736, or 3.5% and 3.5% of net assets, respectively.
(1) Investment valued at fair value using methods determined in good faith by or at the direction of the Manager of Belrose Realty Corporation.
(2) At December 31, 2004, rental property represents eighteen multi-family residential properties located in twelve states and eighteen industrial distribution properties located in six states. At December 31, 2003, rental property represents twenty-eight multi-family residential properties located in twelve states. None of the values of the individual properties represent more than 5% of net assets.
(3)  See Note 5 - Investment transactions.
(4)  On January 8, 2004, the call date was changed to 12/31/09.

                 See notes to consolidated financial statements

BELROSE CAPITAL FUND LLC
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

ASSETS                                                                   DECEMBER 31, 2004   DECEMBER 31, 2003
--------------------------------------------------------------------------------------------------------------
Investments, at value (identified cost, $2,078,003,613 and
  $2,000,502,450, respectively)                                          $   2,316,496,949   $   2,178,651,453
Cash                                                                             5,348,786           6,535,905
Escrow deposits -- restricted                                                    2,160,740           2,436,133
Distributions and interest receivable                                                  343             400,960
Open interest rate swap agreements, at value                                       556,139           1,423,867
Other assets                                                                     8,505,884           3,660,997
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $   2,333,068,841   $   2,193,109,315
--------------------------------------------------------------------------------------------------------------

LIABILITIES

Loan payable -- Credit Facility                                          $     236,000,000   $     183,300,000
Mortgages payable                                                              359,850,000         344,219,483
Payable for Fund Shares redeemed                                                 3,958,764                  --
Distributions payable to minority shareholders                                          --              16,800
Security deposits                                                                1,443,878             968,110
Swap interest payable                                                               46,549              79,280
Accrued expenses:
   Interest expense                                                              2,166,072           2,319,122
   Property taxes                                                                1,188,106           1,959,252
   Other expenses and liabilities                                                4,354,953           1,782,021
Minority interests in controlled subsidiaries                                   29,833,094          26,010,489
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        $     638,841,416   $     560,654,557
--------------------------------------------------------------------------------------------------------------
NET ASSETS                                                               $   1,694,227,425   $   1,632,454,758
--------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' CAPITAL                                                    $   1,694,227,425   $   1,632,454,758
--------------------------------------------------------------------------------------------------------------

FUND SHARES OUTSTANDING                                                         16,604,562          17,032,796
--------------------------------------------------------------------------------------------------------------

NET ASSET VALUE AND REDEMPTION PRICE PER SHARE (NOTE 4)                  $          102.03   $           95.84
--------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEAR ENDED    FOR THE YEAR ENDED    FOR THE PERIOD ENDED
INVESTMENT INCOME                                                DECEMBER 31, 2004     DECEMBER 31, 2003     DECEMBER 31, 2002*
---------------------------------------------------------------------------------------------------------------------------------
Dividends allocated from Belvedere Company
   (net of foreign taxes, $352,093, $248,681, and $69,347,
   respectively)                                                 $       26,977,973    $       21,290,041    $          7,907,555
Interest allocated from Belvedere Company                                   117,249               335,885                 233,924
Expenses allocated from Belvedere Company                                (9,996,601)           (8,692,174)             (3,413,514)
---------------------------------------------------------------------------------------------------------------------------------
Net investment income allocated from Belvedere Company           $       17,098,621    $       12,933,752    $          4,727,965
Rental income                                                            68,052,061            64,679,823              37,921,512
Distributions from Partnership Preference Units                           5,475,556             4,591,951               1,714,294
Interest                                                                    269,621               107,430                 123,956
---------------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENT INCOME                                          $       90,895,859    $       82,312,956    $         44,487,727
---------------------------------------------------------------------------------------------------------------------------------

EXPENSES

Investment advisory and administrative fees                      $        5,872,964    $        4,977,521    $          2,163,168
Property management fees                                                  2,621,208             2,590,322               1,523,512
Distribution and servicing fees                                           3,251,729             2,800,440               1,067,618
Interest expense on mortgages                                            26,491,201            26,317,765              15,144,576
Interest expense on Credit Facility                                       4,381,975             2,796,418               1,781,474
Property and maintenance expenses                                        20,756,004            17,974,998              10,136,354
Property taxes and insurance                                              8,456,423             8,068,145               4,686,889
Organizational expenses                                                          --                    --                 666,365
Miscellaneous                                                             1,313,496               979,238                 969,112
---------------------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                   $       73,145,000    $       66,504,847    $         38,139,068
---------------------------------------------------------------------------------------------------------------------------------
Deduct --
   Reduction of investment advisory and administrative fees      $        1,641,602    $        1,415,111    $            548,124
---------------------------------------------------------------------------------------------------------------------------------
NET EXPENSES                                                     $       71,503,398    $       65,089,736    $         37,590,944
---------------------------------------------------------------------------------------------------------------------------------
Net investment income before minority interests in net
   income of controlled subsidiaries                             $       19,392,461    $       17,223,220    $          6,896,783
Minority interests in net income of controlled subsidiaries              (1,872,405)           (1,943,578)             (1,465,099)
---------------------------------------------------------------------------------------------------------------------------------

NET INVESTMENT INCOME                                            $       17,520,056    $       15,279,642    $          5,431,684
---------------------------------------------------------------------------------------------------------------------------------

REALIZED AND UNREALIZED GAIN (LOSS)

Net realized gain (loss) --
   Investment transactions, securities sold short and
      foreign currency transactions allocated from Belvedere
      Company (identified cost basis)                            $       37,885,739    $       19,117,006    $          7,233,500
   Investment transactions in Partnership Preference Units
      (identified cost basis)                                             4,995,589                    --                      --
   Investment transactions in other real estate (net of
      minority interests in realized loss of controlled
      subsidiaries of $(4,035,005), $0 and $0, respectively).            (1,548,753)                   --                      --
   Investment transactions (identified cost basis)                               --               (14,942)                     --
   Interest rate swap agreements(1)                                      (4,236,995)          (16,652,934)             (2,044,673)
---------------------------------------------------------------------------------------------------------------------------------
NET REALIZED GAIN                                                $       37,095,580    $        2,449,130    $          5,188,827
---------------------------------------------------------------------------------------------------------------------------------
Change in unrealized appreciation (depreciation) --
   Investments, securities sold short and foreign currency
      allocated from Belvedere Company (identified cost
      basis)                                                     $       98,671,430    $      288,392,438    $       (117,735,340)
   Investments in Partnership Preference Units (identified
      cost basis)                                                        (7,973,845)            6,834,831                 849,005
   Investment in other real estate (net of minority
      interests in unrealized appreciation (depreciation) of
      controlled subsidiaries of $(2,711,241), $(5,418,472)
      and $2,553,526, respectively)                                     (27,642,011)            3,632,735                (959,720)
   Interest rate swap agreements                                           (867,728)           12,976,709             (11,552,842)
---------------------------------------------------------------------------------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)             $       62,187,846    $      311,836,713    $       (129,398,897)
---------------------------------------------------------------------------------------------------------------------------------
NET REALIZED AND UNREALIZED GAIN (LOSS)                          $       99,283,426    $      314,285,843    $       (124,210,070)
---------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS            $      116,803,482    $      329,565,485    $       (118,778,386)
---------------------------------------------------------------------------------------------------------------------------------

* For the period from the start of business, March 19, 2002, to December 31, 2002.

(1) Amounts include periodic payments made in connection with interest rate swap agreements of $4,297,449, $4,477,357 and $2,044,673, respectively
     (Note 2).

                 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                                                               YEAR ENDED            YEAR ENDED            PERIOD ENDED
INCREASE (DECREASE) IN NET ASSETS                              DECEMBER 31, 2004     DECEMBER 31, 2003     DECEMBER 31, 2002*
-----------------------------------------------------------------------------------------------------------------------------
Net investment income                                          $       17,520,056    $       15,279,642    $        5,431,684
Net realized gain from investment transactions, securities
   sold short, foreign currency transactions and interest
   rate swap agreements                                                37,095,580             2,449,130             5,188,827
Net change in unrealized appreciation (depreciation) of
   investments, securities sold short, foreign
   currency and interest rate swap agreements                          62,187,846           311,836,713          (129,398,897)
-----------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS          $      116,803,482    $      329,565,485    $     (118,778,386)
-----------------------------------------------------------------------------------------------------------------------------
Transactions in Fund Shares --
   Investment securities contributed                           $               --    $       95,047,136    $    1,378,394,239
   Less -- Selling commissions                                                 --              (325,083)           (6,404,936)
-----------------------------------------------------------------------------------------------------------------------------
Net contributions                                              $               --    $       94,722,053    $    1,371,989,303
Net asset value of Fund Shares issued to Shareholders in in
   payment of distributions declared                                    5,415,563               348,050                    --
Net asset value of Fund Shares redeemed                               (47,331,125)          (33,374,471)          (11,209,262)
-----------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN NET ASSETS FROM FUND SHARE
   TRANSACTIONS                                                $      (41,915,562)   $       61,695,632    $    1,360,780,041
-----------------------------------------------------------------------------------------------------------------------------
Distributions --
   Distributions to Shareholders                               $      (13,115,253)   $         (808,014)   $               --
-----------------------------------------------------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                            $      (13,115,253)   $         (808,014)   $               --
-----------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN NET ASSETS                                     $       61,772,667    $      390,453,103    $    1,242,001,655
-----------------------------------------------------------------------------------------------------------------------------

NET ASSETS

At beginning of period                                         $    1,632,454,758    $    1,242,001,655    $               --
-----------------------------------------------------------------------------------------------------------------------------
AT END OF PERIOD                                               $    1,694,227,425    $    1,632,454,758    $    1,242,001,655
-----------------------------------------------------------------------------------------------------------------------------

* For the period from the start of business, March 19, 2002, to December 31, 2002.

                 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED            YEAR ENDED            PERIOD ENDED
INCREASE (DECREASE) IN CASH                                    DECEMBER 31, 2004     DECEMBER 31, 2003     DECEMBER 31, 2002*
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows From (For) Operating Activities --
Net increase (decrease) in net assets from operations          $      116,803,482    $      329,565,485    $     (118,778,386)
Adjustments to reconcile net increase (decrease) in net
  assets from operations to net cash flows for operating
  activities --
   Net investment income allocated from Belvedere Company             (17,098,621)          (12,933,752)           (4,727,965)
   Decrease in escrow deposits                                            196,902               802,927             1,670,179
   (Increase) decrease in other assets                                 (3,587,852)             (107,660)              426,784
   Decrease (increase) in distributions and interest
      receivable                                                          400,617                39,093              (440,053)
   (Decrease) increase in interest payable for open swap
      agreements                                                          (32,731)              (50,603)              129,883
   Increase (decrease) in security deposits, accrued
      interest and accrued other expenses and liabilities               4,289,644              (928,077)              256,032
   Increase (decrease) in accrued property taxes                          367,112              (615,937)              580,812
   Purchases of Partnership Preference Units                          (86,271,304)           (8,033,600)          (41,000,300)
   Proceeds from sale of common stock                                          --            10,140,535                    --
   Proceeds from sales of Partnership Preference Units                 80,429,389                    --                    --
   Payments for investments in other real estate                     (162,599,200)                   --          (103,804,186)
   Proceeds from sale of investment in other real estate               32,404,340                    --                    --
   Cash assumed in connection with acquisition of other
      real estate                                                              --                    --             5,131,583
   Decrease in cash due to sale of majority interest in
      controlled subsidiary                                            (2,216,606)                   --                    --
   Improvements to rental property                                     (5,938,197)           (4,679,844)           (2,192,281)
   Decrease (increase) in short-term investments                        6,893,214            (7,614,214)                   --
   Net decrease (increase) in investment in Belvedere
      Company                                                                  --             1,651,419              (565,008)
   Net interest incurred on interest rate swap agreements              (4,297,449)           (4,477,357)           (2,044,673)
   Proceeds from (payments for) termination of interest rate
      swap agreements                                                      60,454           (12,175,577)                   --
   Increase in minority interest                                               --                    --               210,000
   Minority interests in net income of controlled
      subsidiaries                                                      1,872,405             1,943,578             1,465,099
   Net realized gain from investment transactions,
      securities sold short, foreign currency transactions
      and interest rate swap agreements                               (37,095,580)           (2,449,130)           (5,188,827)
   Net change in unrealized (appreciation) depreciation of
      investments, securities sold short, foreign currency
      and interest rate swap agreements                               (62,187,846)         (311,836,713)          129,398,897
-----------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FOR OPERATING ACTIVITIES                        $     (137,607,827)   $      (21,759,427)   $     (139,472,410)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows From (For) Financing Activities --
   Proceeds from Credit Facility                               $      228,000,000    $       28,000,000    $      155,300,000
   Repayment of Credit Facility                                      (175,300,000)                   --                    --
   Proceeds from mortgage                                             123,000,000                    --                    --
   Payments on behalf of investors (selling commissions)                       --              (325,083)           (6,404,936)
   Payments for Fund Shares redeemed                                   (6,693,147)           (6,204,599)           (2,338,426)
   Distributions paid to minority shareholders                           (286,455)                   --                    --
   Distributions paid to Shareholders                                  (7,699,690)             (459,964)                   --
   Return of capital distributed to minority shareholders             (24,600,000)                   --                    --
   Capital contributed to controlled subsidiaries                              --                70,837               129,913
-----------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                       $      136,420,708    $       21,081,191    $      146,686,551
-----------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                $       (1,187,119)   $         (678,236)   $        7,214,141
-----------------------------------------------------------------------------------------------------------------------------
CASH AT BEGINNING OF PERIOD                                    $        6,535,905    $        7,214,141    $               --
-----------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                          $        5,348,786    $        6,535,905    $        7,214,141
-----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE AND NON-CASH INVESTING AND FINANCING
  ACTIVITIES

Securities contributed by Shareholders, invested in
  Belvedere Company                                            $               --    $       95,047,136    $    1,378,394,239
Interest paid on loan -- Credit Facility                       $        4,329,878    $        2,852,392    $        1,384,304
Interest paid on mortgages                                     $       25,521,341    $       25,904,530    $       12,782,797
Interest paid on swap agreements                               $        4,330,180    $        4,527,960    $        1,914,790
Market value of securities distributed in payment of
  redemptions                                                  $       36,679,214    $       27,169,872    $        8,870,836
Market value of common stock received from Belvedere Company   $               --    $       10,155,477    $               --
Market value of real property and other assets, net of
  current liabilities, assumed in conjunction with
  acquisition of other real estate                             $      203,196,919    $               --    $      466,466,022
Mortgages assumed in conjunction with acquisition of other
  real estate                                                  $               --    $               --    $      344,219,483
Market value of minority interests assumed in conjunction
  with the acquisition of other real estate                    $       40,639,384    $               --    $       27,459,148
Market value of real property and other assets, net of
  current liabilities, disposed of in conjunction with
  sale of other real estate                                    $      143,874,457    $               --    $               --
Mortgage disposed of in conjunction with sale of other real
  estate                                                       $      107,369,483    $               --    $               --
Market value of minority interests disposed of in
  conjunction with sale of other real estate                   $        7,073,281    $               --    $               --

* For the period from the start of business, March 19, 2002, to December 31, 2002.

                 See notes to consolidated financial statements

FINANCIAL HIGHLIGHTS

                                                               YEAR ENDED            YEAR ENDED            PERIOD ENDED
                                                               DECEMBER 31, 2004     DECEMBER 31, 2003     DECEMBER 31, 2002*
-----------------------------------------------------------------------------------------------------------------------------
Net asset value -- Beginning of period                         $           95.840    $           76.860    $          100.000
-----------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS

Net investment income(1)                                       $            1.036    $            0.897    $            0.621
Net realized and unrealized gain (loss)                                     5.924                18.133               (23.761)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL INCOME (LOSS) FROM OPERATIONS                            $            6.960    $           19.030    $          (23.140)
-----------------------------------------------------------------------------------------------------------------------------

DISTRIBUTIONS

Distributions to Shareholders                                  $           (0.770)   $           (0.050)   $               --
-----------------------------------------------------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                            $           (0.770)   $           (0.050)   $               --
-----------------------------------------------------------------------------------------------------------------------------
NET ASSET VALUE -- END OF PERIOD                               $          102.030    $           95.840    $           76.860
-----------------------------------------------------------------------------------------------------------------------------
TOTAL RETURN(2)                                                              7.32%                24.77%               (23.14)%
-----------------------------------------------------------------------------------------------------------------------------

RATIOS AS A PERCENTAGE OF AVERAGE NET ASSETS(3):

Expenses of Consolidated Real Property Subsidiaries
   Interest and other borrowing costs(4)                                     1.29%                 1.51%                 2.11%(9)
   Operating expenses(4)                                                     1.57%                 1.65%                 2.31%(9)
Belrose Capital Fund LLC Expenses
   Interest and other borrowing costs(5)(6)                                  0.27%                 0.20%                 0.32%(9)
   Investment advisory and administrative fees, servicing
      fees and other Fund operating expenses(5)(7)                           1.11%                 1.12%                 1.36%(9)
                                                               --------------------------------------------------------------
Total expenses                                                               4.24%                 4.48%                 6.10%(9)
Net investment income                                                        1.07%                 1.08%                 0.98%(9)
-----------------------------------------------------------------------------------------------------------------------------

RATIOS AS A PERCENTAGE OF AVERAGE GROSS ASSETS(3)(8):

Expenses of Consolidated Real Property Subsidiaries
   Interest and other borrowing costs(4)                                     0.98%                 1.14%                 1.50%(9)
   Operating expenses(4)                                                     1.18%                 1.25%                 1.65%(9)
Belrose Capital Fund LLC Expenses
   Interest and other borrowing costs(5)(6)                                  0.20%                 0.15%                 0.23%(9)
   Investment advisory and administrative fees, servicing
      fees and other Fund operating expenses(5)(7)                           0.84%                 0.84%                 0.97%(9)
                                                               --------------------------------------------------------------
Total expenses                                                               3.20%                 3.38%                 4.35%(9)
Net investment income                                                        0.80%                 0.81%                 0.70%(9)
-----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DATA

Net assets, end of period (000's omitted)                      $        1,694,227    $        1,632,455    $        1,242,002
Portfolio turnover of Tax-Managed Growth Portfolio (the
   Portfolio)                                                                   3%                   15%                   23%

*    For the period from the start of business,  March 19, 2002, to December 31,
     2002.
(1)  Calculated using average shares outstanding.
(2) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(3) For the purpose of calculating ratios, the income and expenses of Belrose Realty Corporation's (Belrose Realty) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belrose Realty.
(4) Includes Belrose Realty's proportional share of expenses incurred by its majority-owned subsidiaries.
(5) Includes the expenses of Belrose Capital Fund LLC (Belrose Capital) and Belrose Realty. Does not include expenses of the real estate subsidiaries majority-owned by Belrose Realty.
(6) Ratios do not include interest incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be higher.
(7) Includes Belrose Capital's share of Belvedere Company's allocated expenses, including those expenses allocated from the Portfolio. (8) Average Gross Assets is defined as the average daily amount of all assets of Belrose Capital (including Belrose Capital's interest in Belvedere Company and Belrose Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries (Note 1)), without reduction by any liabilities. For this purpose, the assets of Belrose Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belrose Realty. (9) Annualized.

                 See notes to consolidated financial statements

BELROSE CAPITAL FUND LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1   ORGANIZATION

A INVESTMENT OBJECTIVE -- Belrose Capital Fund LLC (Belrose Capital) is a Delaware limited liability company established to offer diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected publicly-traded companies. The investment objective of Belrose Capital is to achieve long-term, after-tax returns for Belrose Capital shareholders (Shareholders). Belrose Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the state of New York. Belrose Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Company), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belrose Capital and Belvedere Company is directly and substantially affected by the performance of the Portfolio. Separate from its investment in the Portfolio through Belvedere Company, Belrose Capital invests in real estate assets through a controlled subsidiary, Belrose Realty Corporation (Belrose Realty). Such investments include income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly-traded real estate investment trusts (REITs) and interests in real properties held through joint ventures that are controlled subsidiaries of Belrose Realty.

B SUBSIDIARIES -- Belrose Capital invests in real estate through its subsidiary, Belrose Realty. Belrose Realty invests directly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Bel Apartment Properties Trust (Bel Apartment)(for the period during which Belrose Realty maintained an interest in Bel Apartment), Katahdin Property Trust LLC (Katahdin), Bel Communities Property Trust (Bel Communities) and Deerfield Property Trust (Deerfield).

Belrose Realty -- Belrose Capital owns 100% of the common stock issued by Belrose Realty and intends to hold all of Belrose Realty's common stock at all times. Additionally, 2,100 shares of preferred stock of Belrose Realty are outstanding at December 31, 2004 and December 31, 2003. The preferred stock has a par value of $0.01 per share and is redeemable by Belrose Realty at a redemption price of $100 per share after the occurrence of certain tax events or after December 31, 2005. Dividends on the preferred stock are cumulative and payable annually equal to $8 per share. The interest in preferred stock is recorded as minority interest on the Consolidated Statements of Assets and Liabilities.

Bel Apartment -- Bel Apartment, a formerly majority-owned subsidiary of Belrose Realty, was acquired in March 2002. Belrose Realty subsequently sold its interest in Bel Apartment in November 2004. Bel Apartment owned ten multi-family residential properties consisting of 2,530 units (collectively, the Bel Apartment Properties) located in seven states (Texas, Arizona, Georgia, North Carolina, Washington, Tennessee and Florida). Belrose Realty owned Class A shares of Bel Apartment, representing 75% of the voting interests in Bel Apartment, and a minority shareholder (the Bel Apartment Minority Shareholder) owned Class B shares, representing 25% of the voting interests in Bel Apartment. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Class A shares have priority in distributions and greater voting rights than Class B shares. Belrose Realty did not own an interest in Bel Apartment as of December 31, 2004.

Katahdin -- Katahdin, a majority-owned subsidiary of Belrose Realty since May 2002, owns six multi-family residential properties consisting of 2,476 units (collectively, the Katahdin Properties) located in five states (Florida, North Carolina, New Mexico, Texas and Washington). The average occupancy rate was approximately 97% at December 31, 2004. Belrose Realty owns 100% of the Class A units of Katahdin and a minority shareholder (the Katahdin Minority Shareholder) owns 100% of the Class B units. The units of Katahdin entitled to board of managers' representation are currently owned 75% by Belrose Realty and 25% by the Katahdin Minority Shareholder. The Class B equity interest is recorded as minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of units are the distribution priority and voting rights. Class A units have priority in distributions and has greater voting rights than Class B units. Pursuant to a buy/sell agreement entered into at the time Katahdin was established, either Belrose Realty or the Katahdin Minority Shareholder can give notice after November 23, 2010 either to buy the other's equity interest in Katahdin or to sell its own equity interest in Katahdin.

Bel Communities -- Bel Communities, a majority-owned subsidiary of Belrose Realty since October 2002, owns twelve multi-family residential properties consisting of 2,624 units (collectively, the Bel Communities Properties) located in eleven states (Texas, Arizona, Georgia, North Carolina, Washington,
Tennessee, Minnesota, Maryland, Oregon, Oklahoma and Florida). The average occupancy rate was approximately 94% at December 31, 2004. Belrose Realty owns Class A shares of Bel Communities, representing 75% of the voting interests in Bel Communities, and a minority shareholder (the Bel Communities Minority Shareholder) owns Class B shares, representing 25% of the voting interests in Bel Communities. The Class B equity interest is recorded as minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Class A shares have priority in distributions and greater voting rights than Class B shares. Pursuant to a buy/sell agreement entered into at the time Bel Communities was established, either Belrose Realty or the Bel Communities Minority Shareholder can give notice after November 27, 2009 either to buy the other's equity interest in Bel Communities or to sell its own equity interest in Bel Communities.

Deerfield -- On May 3, 2004, Belrose Realty entered into an agreement to establish and acquire a majority interest in a controlled subsidiary, Deerfield. On June 30, 2004, Deerfield acquired a majority interest in three industrial distribution properties located in two states (Georgia and Ohio). On August 4, 2004, Deerfield acquired an additional fifteen industrial distribution properties located in five states (Florida, New Jersey, Ohio, Pennsylvania and South Carolina). On December 31, 2004, Deerfield owns eighteen industrial distribution properties located in six states (Florida, Georgia, New Jersey, Ohio, Pennsylvania and South Carolina). The average occupancy rate was approximately 74% at December 31, 2004. Belrose Realty owns 100% of the Class A shares of Deerfield, representing 80% of the voting interests in Deerfield and a minority shareholder (the Deerfield Minority Shareholder) owns 100% of the Class B shares, representing 20% of the voting interests in Deerfield. The Class B equity interest is recorded as a minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Class A shares have priority in distributions and greater voting rights than Class B shares. From and after August 4, 2013, either Belrose Realty or the Deerfield Minority Shareholder may cause a liquidation of Deerfield and, if Belrose Realty makes that election, the Deerfield Minority Shareholder has the right either to purchase either the shares of Deerfield owned by Belrose Realty or to acquire the assets of Deerfield, in either case at a price determined through an appraisal of the assets of Deerfield.

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

A PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Belrose Capital and its majority owned subsidiaries for the periods during which Belrose Capital was invested in such majority owned subsidiaries. Belrose Capital and Belrose Realty consolidate all investments in affiliates in which their ownership exceeds 50 percent. The accompanying consolidated financial statements include the accounts of Belrose Capital and Belrose Realty and may also include Bel Apartment, Katahdin, Bel Communities and Deerfield (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

B BASIS OF PRESENTATION -- Belrose Capital is an investment company and, as such, presents its assets at fair value. Fixed liabilities are generally stated at their principal value.

C INVESTMENT COSTS -- The Fund's investment assets were principally acquired through contributions of common stock by Shareholders in exchange for Shares of the Fund, through purchases of Partnership Preference Units and other real estate investments, and through contributions of real estate investments by the respective Minority Shareholder in exchange for cash and a minority interest in controlled subsidiaries. Upon receipt of common stock from Shareholders, Belrose Capital immediately exchanged the contributed securities into Belvedere Company for shares thereof, and Belvedere Company, in turn, immediately thereafter exchanged the contributed securities into the Portfolio for an interest in the Portfolio. The initial cost at which the Fund's investments of contributed securities is carried in the consolidated financial statements is the value of the contributed securities as of the close of business on the day prior to their contribution to the Fund. The initial tax basis of the Fund's investment in the Portfolio through Belvedere Company is the same as the contributing Shareholders' basis in securities contributed to the Fund. The initial tax and financial reporting basis of the Fund's investment in Partnership Preference Units and other real estate purchased by the Fund is the purchase cost. The initial cost at which the Fund's investments in real estate contributed is carried in the consolidated financial statements is the market value on contribution date. The initial tax basis of real estate investments contributed is the contributor's tax basis at the time of contribution or value at the time of contribution, depending on the taxability of the contribution.

D INVESTMENT AND OTHER VALUATIONS -- The Fund's investments may consist of shares of Belvedere Company, Partnership Preference Units, real property investments and short-term debt securities. Belvedere Company's only investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein. Additionally, the Fund has entered into interest rate swap agreements (Note 7). The valuation policy followed by the Fund, Belvedere Company and the Portfolio is as follows:

Securities listed on a U.S. securities exchange generally are valued at the last sale price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and asked prices therefore on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ National Market generally are valued at the official NASDAQ closing price. Unlisted or listed securities for which closing sales prices or closing quotations are not available are valued at the mean between the latest available bid and asked prices or, in the case of preferred equity securities held by the Portfolio that are not listed or traded in the over-the-counter market, by an independent pricing service. Exchange-traded options are valued at the last sale price for the day of valuation as quoted on the principal exchange or board of trade on which the options are traded or, in the absence of sales on such date, at the mean between the latest bid and asked prices therefore. Futures positions on securities and currencies generally are valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. If short-term debt securities were acquired with a remaining maturity of more than 60 days, their amortized cost value will be based on their value on the sixty-first day prior to maturity. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. Foreign securities and currencies are valued in U.S. dollars, based on foreign currency exchange rate quotations supplied by an independent quotation service. The daily valuation of foreign securities generally is determined as of the close of trading on the principal exchange on which such securities trade. Events occurring after the close of trading on foreign exchanges may result in adjustments to the valuation of foreign securities to more accurately reflect their fair value as of the close of regular trading on the New York Stock Exchange (NYSE). When valuing foreign equity securities that meet certain criteria, the Trustees have approved the use of a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the securities held by the Portfolio. Investments held by the Portfolio for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees of the Portfolio considering relevant factors, data and information including the market value of freely tradable securities of the same class in the principal market on which such securities are normally traded. Interest rate swap agreements are valued by Boston Management, as investment adviser of Belrose Capital, based upon dealer and counterparty quotes and pricing models which take into consideration the market trading prices of interest rate swap agreements that have similar terms to the interest rate swap agreements the Fund has entered.

Market prices for the Fund's real estate investments (including Partnership Preference Units and joint ventures) are not readily available and therefore they are stated in the Fund's consolidated financial statements at estimated fair value. The estimated fair value of an investment represents the amount at which Boston Management (as manager of Belrose Realty) believes the investment could be sold in a current transaction between willing parties in an orderly disposition, that is, other than in a forced or liquidation sale. In valuing these investments, Boston Management considers relevant factors, data and information. With respect to investments in Partnership Preference Units, Boston Management considers information from dealers and similar firms with knowledge of such issues and/or the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments, other than Partnership Preference Units, are primarily valued based upon independent valuations (ie, appraisals), that represent the amount at which Boston Management believes the investments could be sold in a current transaction between willing parties and assume an orderly disposition, that is, other than in a forced or liquidation sale. Detailed real property valuations are performed at least annually and reviewed periodically. When a property has not been appraised (such as when a property has been recently acquired), Boston Management determines the estimated fair value of the property based on the transaction value of the property, which equals the total acquisition cost of the property, exclusive of certain legal and transaction costs. Once an appraisal of a property has been conducted, Boston Management bases the estimated fair value of the property principally on the estimated value as determined by the appraiser. Appraisals of newly acquired properties are conducted in the year following the acquisition. Interim valuations of properties may be adjusted to reflect significant changes in economic circumstances or recent evaluations of similar properties, and the results of operations and distributions. The equity value of each real estate joint venture between Belrose Realty and the respective Minority Shareholder is estimated using a financial model that considers (i) the terms of the joint venture agreements relating to allocation of distributable cash flow, (ii) the expected duration of the joint venture; and (iii) the projected property values and cash flows from the properties based on estimates used in the independent valuations. If detailed real property valuations have not been performed on every property within a joint venture (such as when a joint venture recently acquired the properties) then Boston Management allocates equity interest based on the contractual ownership interest of Belrose Realty and the respective Minority Shareholder. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances or recent independent evaluations of similar properties. The valuation of real estate investments includes many assumptions, including, but not limited to, a current transaction between willing parties and an orderly disposition of assets. If the assumptions used to value a real estate investment change, it may materially impact the estimated fair value of that investment.

If a rental property securing a mortgage note payable has an estimated fair value lower than the outstanding principal balance the mortgage note payable may be adjusted to the estimated fair value of the property securing the mortgage note. No such adjustments have been made to mortgage notes payable at December 31, 2004 and 2003.

Changes in the fair value of the Fund's investments are recorded as unrealized appreciation or depreciation in the Consolidated Statements of Operations.

E INTEREST RATE SWAPS -- Belrose Capital has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, Belrose Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments from the counterparty that fluctuate with one-month or three-month LIBOR. Net interest paid and accrued or received and earned is recorded as realized gains or losses and changes in the underlying values of the swaps are recorded as unrealized appreciation (depreciation), each in the Consolidated Statement of Operations. Belrose Capital is exposed to credit loss in the event of non-performance by the swap counterparty. Risks may arise from the unanticipated movements in the value of interest rates.

F RENTAL OPERATIONS -- The apartment units held by Bel Apartment (for the period during which Belrose Realty maintained an interest in Bel Apartment), Katahdin and Bel Communities are leased to residents generally for a term averaging approximately one year, renewable upon consent of both parties on a year-to-year or month-to-month basis. The properties held by Deerfield are leased under fixed long-term operating leases.

At December 31, 2004, the minimum lease payments expected to be received by Deerfield from leases with lease periods greater than one year are as follows:

TWELVE MONTHS ENDING DECEMBER 31,        AMOUNT
-------------------------------------------------------
2005                                     $   11,805,678
2006                                          8,912,432
2007                                          6,970,711
2008                                          6,589,912
2009                                          5,392,180
Thereafter                                   13,492,992
-------------------------------------------------------
                                         $   53,163,905
-------------------------------------------------------

The mortgage escrow accounts consist of deposits for real estate taxes, insurance, reserve for replacements and capital repairs as required under the mortgage agreements. The mortgage escrow accounts are held and controlled by mortgage lenders (Note 8).

Certain of the costs incurred in connection with acquisitions of properties have been capitalized. Significant betterments and improvements are capitalized as part of real property.

G INCOME -- Dividend income and distributions from Partnership Preference Units are recorded on the ex- dividend date and interest income is recorded on the accrual basis. Rental income is recorded on the accrual basis based upon the terms of the lease agreements.

Belvedere Company's net investment income or loss consists of Belvedere Company's pro-rata share of the net investment income or loss of the Portfolio, less all actual or accrued expenses of Belvedere Company, determined in accordance with accounting principles generally accepted in the United States of America. The Fund's net investment income or loss consists of the Fund's pro-rata share of the net investment income or loss of Belvedere Company, plus all income earned on the Fund's direct and indirect investments (including Partnership Preference Units and real property), less all actual and accrued expenses of the Fund determined in accordance with accounting principles generally accepted in the United States of America.

H DEFERRED COSTS -- Mortgage origination expenses incurred in connection with the financing of real estate joint ventures are capitalized and amortized over the terms of the respective loans. Deferred loan costs are included in other assets and amortization expense is included in mortgage interest expense in the accompanying consolidated financial statements.

I INCOME TAXES -- Belrose Capital, Belvedere Company and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belrose Capital, Belvedere Company and the Portfolio do not incur federal income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The policy of Belrose Realty, Bel Apartment (for the period during which Belrose Realty maintained an interest in Bel Apartment), Katahdin, Bel Communities and Deerfield is to comply with the Internal Revenue Code of 1986, as amended, applicable to REITs. Belrose Realty, Katahdin, Bel Communities and Deerfield will generally not be subject to federal income tax to the extent that they distribute their earnings to their stockholders each year and maintain their qualification as REITs.

Net investment income and capital gains determined in accordance with income tax regulations may differ from such amounts determined in accordance with generally accepted accounting principles. Such differences could be significant and are primarily due to differences in the cost basis of securities and other contributed investments, depreciation on real estate assets, periodic payments made in connection with interest rate swap agreements and the character of distributions received from REITs and Partnership Preference Units.

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

3   DISTRIBUTIONS TO SHAREHOLDERS

Belrose Capital intends to distribute at the end of each year, or shortly thereafter, the amount of its net investment income for the year, if any, and 18% of the amount of its net realized capital gains for such year (reduced during the year ended December 31, 2003 from 22% to reflect the reduction in federal long-term capital gains tax rates), if any, other than precontribution gains allocated to a Shareholder in connection with a tender offer or other extraordinary event with respect to a security contributed by that Shareholder or such Shareholder's predecessor in interest. In addition, whenever a distribution in respect of a precontribution gain is made, Belrose Capital intends to make a supplemental distribution to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and supplemental distributions. Capital gain distributions that are made with respect to realized precontribution gains and the associated supplemental distributions (collectively, Special Distributions) are made solely to the Shareholders to whom such realized precontribution gain is allocated. There were no Special Distributions paid or accrued during the years ended December 31, 2004, 2003, and for the period from the start of business, March 19, 2002, to December 31, 2002.

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

In addition, Belrose Realty, Katahdin, Bel Communities and Deerfield intend to distribute substantially all of their taxable income earned by the respective entities during the year.

4   SHAREHOLDER TRANSACTIONS

Belrose Capital may issue an unlimited number of full and fractional Fund Shares. Transactions in Fund Shares, including contributions of securities in exchange for Shares of Belrose Capital, were as follows:

                                                YEAR ENDED      YEAR ENDED      PERIOD ENDED
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                2004            2003            2002*
--------------------------------------------------------------------------------------------
Issued at Belrose Capital closings                        --       1,283,497      16,306,636
Issued to Shareholders electing to
   receive payment of distributions
   in Fund Shares                                     56,826           4,413              --
Redemptions                                         (485,060)       (415,385)       (146,365)
--------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE                             (428,234)        872,525      16,160,271
--------------------------------------------------------------------------------------------

* For the period from the start of business, March 19, 2002, to December 31, 2002.

Redemptions of Fund Shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of Fund Shares redeemed. The redemption fee is paid to Eaton Vance Distributors, Inc. (EV Distributors) by Belrose Capital on behalf of the redeeming Shareholder. No charge is levied on redemptions of Fund Shares acquired through the reinvestment of distributions, Fund Shares redeemed in connection with a taxable tender offer or other taxable corporate event or Fund Shares redeemed following the death of all of the initial holders of the Fund Shares redeemed. In addition, no fee applies to redemptions made pursuant to a Systematic Redemption Plan, whereby a Shareholder can redeem up to 2% of Fund Shares held on a quarterly basis. For the years ended December 31, 2004, 2003, and for the period from the start of business, March 19, 2002, to December 31, 2002, EV Distributors received $285,453, $139,527, and $91,020 in redemption fees, respectively.

In connection with the offering of Fund Shares, for the year ended December 31, 2003 and for the period from the start of business, March 19, 2002 to December 31, 2002, EV Distributors, the Placement Agent, received $325,083 and $6,404,936, respectively in selling commissions paid by Belrose Capital on behalf of Shareholders. EV Distributors, in turn paid these amounts to the applicable subagent on behalf of Shareholders investing in Belrose Capital through such subagent. In addition, for the year ended December 31, 2003 and for the period from the start of business, March 19, 2002 to December 31, 2002, EV Distributors made payments to subagents from its own resources totaling $950,471 and $13,760,016, respectively, approximately equal to 1.0% of the value of investments in Belrose Capital made through subagents. There were no offerings of shares during the year ended December 31, 2004.

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

The allocation of Belrose Capital's net asset value per Share of $102.03 and $95.84 as of December 31, 2004 and 2003, respectively, between Preferred and Common Shares that have been restructured is as follows:

                                              PER SHARE VALUE AT            PER SHARE VALUE AT
                                              DECEMBER 31, 2004             DECEMBER 31, 2003
                                           ---------------------------------------------------------
                                           PREFERRED      COMMON         PREFERRED      COMMON
DATE OF CONTRIBUTION                       SHARES         SHARES         SHARES         SHARES
----------------------------------------------------------------------------------------------------
February 19, 2003                          $      79.48   $      22.55   $      74.80   $      21.04
----------------------------------------------------------------------------------------------------

5   INVESTMENT TRANSACTIONS

The following table summarizes the Fund's investment transactions, other than short-term obligations, for the years and period ended December 31, 2004, 2003 and 2002:

                                                YEAR ENDED       YEAR ENDED       PERIOD ENDED
                                                DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
INVESTMENT TRANSACTION                          2004             2003             2002*
-------------------------------------------------------------------------------------------------
Increases in investment in
 Belvedere Company                              $          --    $ 95,047,136     $ 1,389,421,823
Decreases in investment in
 Belvedere Company(1)                           $  36,679,214    $ 38,976,768     $    19,333,412
Acquisition of other
 real property(2)                               $ 162,599,200    $         --     $   103,804,186
Sale of other
 real property(3)                               $  32,404,340    $         --     $            --
Sale of common stock(1)                         $          --    $ 10,140,535     $            --
Purchases of Partnership
 Preference Units(4)                            $  86,271,304    $  8,033,600     $    41,000,300
Sales of Partnership
 Preference Units(5)                            $  80,429,389    $         --     $            --

*    For the period from the start of business,  March 19, 2002, to December 31,
     2002.
(1) Included in decreases in investment in Belvedere Company for the year ended December 31, 2003 is the receipt of common stock through a redemption in-kind of $10,155,477. Belrose Capital subsequently sold the common stock during the year ended December 31, 2003 recognizing a loss of $14,942 on the transaction.
(2) On June 30, 2004 and August 4, 2004, Belrose Realty purchased indirect investments in real property through a controlled subsidiary, Deerfield for $9,339,576 and $153,259,624, respectively (Note 1). Purchases of other real estate investments during the period from the start of business, March 19, 2002, to December 31, 2002 represent amounts purchased from other investment funds advised by Boston Management.
(3) During the year ended December 31, 2004, Belrose Realty sold its majority interest in Bel Apartment to another investment fund advised by Boston Management for which a loss of $1,548,753 was recognized. There were no sales of other real property for the periods ended December 31, 2003 and 2002.
(4) Purchases of Partnership Preference Units during the periods ended December 31, 2004, 2003 and 2002 represent Partnership Preference Units purchased from other investment funds advised by Boston Management.
(5) Sales of Partnership Preference Units for the year ended December 31, 2004 include Partnership Preference Units sold to other investment funds advised by Boston Management for which a gain of $1,946,870 was recognized. There were no sales of Partnership Preference Units for the periods ended December 31, 2003 and 2002.

A portion of the Fund's investment in Deerfield represents a partial interest in certain property management contracts. Other interested parties to the property management contracts include an affiliate of the Deerfield Minority Shareholder. This partial interest provides for Deerfield to receive cash flows from management fees and certain other fees over the life of the contracts in amounts that exceed certain preferred payments to other interested parties. The estimated fair value of Deerfield's interest in the management contracts is $1,542,829. Such value is estimated based upon discounting expected cash flows over the terms of the agreements. The value of such interests will be reviewed at least annually however will be adjusted when there is a significant change in economic circumstances since the most recent valuation.

6   INDIRECT INVESTMENT IN THE PORTFOLIO

The following table summarizes the Fund's investment in the Portfolio through Belvedere Company, for the years ended December 31, 2004 and 2003, and for the period from the start of business, March 19, 2002, to December 31, 2002, including allocations of income, expenses and net realized and unrealized gains (losses) for the years and period then ended:

                                                YEAR ENDED         YEAR ENDED         PERIOD ENDED
                                                DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                2004               2003               2002*
------------------------------------------------------------------------------------------------------
Belvedere Company's
 interest in
 the Portfolio(1)                               $ 12,806,516,230   $ 11,100,012,615   $  8,753,268,522
The Fund's investment in
 Belvedere Company(2)                           $  1,757,804,676   $  1,640,828,100   $  1,264,314,536
Income allocated to
 Belvedere Company
 from the Portfolio                             $    189,728,234   $    143,671,130   $     98,462,745
Income allocated to the
 Fund from
 Belvedere Company                              $     27,095,222   $     21,625,926   $      8,141,479
Expenses allocated to
 Belvedere Company from
 the Portfolio                                  $     51,953,817   $     43,085,940   $     32,901,573
Expenses allocated to
 the Fund from
 Belvedere Company(3)                           $      9,996,601   $      8,692,174   $      3,413,514
Net realized gain from
 investment transactions,
 securities sold short
 and foreign currency
 transactions allocated
 to Belvedere Company
 from the Portfolio                             $    276,250,393   $    128,352,887   $     61,658,923

                                                YEAR ENDED         YEAR ENDED         PERIOD ENDED
                                                DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                2004               2003               2002*
------------------------------------------------------------------------------------------------------
Net realized gain from
 investment transactions,
 securities sold short and
 foreign currency transactions
 allocated to the Fund from
 Belvedere Company                              $     37,885,739   $     19,117,006   $      7,233,500

Net change in unrealized
 appreciation (depreciation)
 of investments, securities
 sold short and foreign
 currency allocated to
 Belvedere Company
 from the Portfolio                             $    691,783,587   $  1,892,271,872   $ (2,373,856,566)

Net change in unrealized
 appreciation (depreciation)
 of investments, securities
 sold short and foreign
 currency allocated
 to the Fund from
 Belvedere Company                              $     98,671,430   $    288,392,438   $   (117,735,340)

*    For the period from the start of business,  March 19, 2002, to December 31,
     2002.
(1) As of December 31, 2004, 2003 and 2002, the value of Belvedere Company's interest in the Portfolio represents 66.9%, 63.0% and 60.1% of the Portfolio's net assets, respectively.
(2) As of December 31, 2004, 2003 and 2002, the Fund's investment in Belvedere Company represents 13.7%, 14.8% and 14.4% of Belvedere Company's net assets, respectively.
(3)  Allocated  expenses  include  $7,441,023,   $6,481,012  and  $2,547,591  of
     expenses allocated from the Portfolio, operating expenses of $61,144, $61,831 and $20,930 and service fees of $2,494,434, $2,149,331 and
     $844,993, for the years ended December 31, 2004, 2003, and for the period from the start of business, March 19, 2002, to December 31, 2002, respectively (Note 9).

7   INTEREST RATE SWAP AGREEMENTS

Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belrose Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at December 31, 2004 and 2003 are listed below.

                                                                               UNREALIZED
             NOTIONAL                           INITIAL                        APPRECIATION         UNREALIZED
             AMOUNT                             OPTIONAL       FINAL           (DEPRECIATION) AT    APPRECIATION AT
EFFECTIVE    (000'S      FIXED     FLOATING     TERMINATION    TERMINATION     DECEMBER 31,         DECEMBER 31,
DATE         OMITTED)    RATE      RATE         DATE           DATE            2004                 2003
-------------------------------------------------------------------------------------------------------------------
                                   LIBOR +
10/03        $ 31,588    4.180%    0.30%         7/09          6/10            $         324,014    $       210,531
                                   LIBOR +
10/03          37,943    4.160%    0.30%        11/09          6/10                      373,892            252,843
                                   LIBOR +
10/03          83,307    4.045%    0.30%           --          6/10                    1,104,607            960,493
                                   LIBOR +
06/04          40,000    4.875%    0.00%           --          6/12                   (1,246,374)*               --
-------------------------------------------------------------------------------------------------------------------
TOTAL                                                                          $         556,139    $     1,423,867
-------------------------------------------------------------------------------------------------------------------

* On May 3, 2004, Belrose Capital entered into a $108,168,000 forward interest rate swap agreement with Merrill Lynch Capital Services, Inc. in anticipation of its investment in a controlled subsidiary, Deerfield, for the purpose of hedging Belrose Realty's proportionate share of the interest rate of substantially all of the expected fixed-rate mortgage financing of the real property over the expected 8-year term. A portion of this agreement was terminated in July 2004 and the Fund realized a gain of $60,454 upon this partial termination. Belrose Capital retains a
     $40,000,000 notional amount in this interest rate swap agreement at December 31, 2004.

On October 1, 2003, new interest rate swap agreements were entered into to fix a portion of the cost of Belrose Capital's borrowings under the credit facility (Note 8B) established on July 15, 2003. Concurrently, all interest rate swap agreements outstanding on September 30, 2003 were terminated, resulting in realized losses of $12,175,577.

8   DEBT

A MORTGAGES -- Rental property held by Belrose Realty's controlled subsidiaries is financed through mortgages issued to those controlled subsidiaries. The mortgages are secured by the rental property of Katahdin, Bel Communities and Deerfield. The mortgages are generally without recourse to Belrose Realty, Belrose Capital and its Shareholders, except, in the case of Bel Communities, where there may be recourse for certain liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants, and liabilities arising from environmental conditions involving or affecting the rental property subject to the mortgages. Belrose Capital and Belrose Realty have received indemnification from Bel Communities Minority Shareholder (Note
1B), as applicable for certain of such potential liabilities.

The estimated fair value of the aggregated rental property securing the loans was $496,847,049 and $473,491,403 at December 31, 2004 and 2003, respectively.
Amounts outstanding at December 31, 2004 and 2003 are as follows:

                                     ANNUAL         MONTHLY        BALANCE AT         BALANCE AT
MATURITY                             INTEREST       INTEREST       DECEMBER 31,       DECEMBER 31,
DATE                                 RATE           PAYMENT*       2004               2003
----------------------------------------------------------------------------------------------------
May 1, 2010                             8.330%      $    745,323   $           --     $  107,369,483
December 1, 2010                        7.540%           760,283      121,000,000        121,000,000
June 1, 2011                            6.765%           653,104      115,850,000        115,850,000
September 1, 2012                       5.720%           586,300      123,000,000(1)              --
----------------------------------------------------------------------------------------------------
                                                                   $  359,850,000     $  344,219,483
----------------------------------------------------------------------------------------------------

* Mortgages provide for monthly payments of interest only through the respective maturity date, with the entire principal balance due on the respective maturity date.
(1) On October 6, 2004, Deerfield obtained first mortgage financing for its investment in real properties in the amount of $123,000,000. Interest payments are due monthly, starting December 1, 2004, with the unpaid principal due on September 1, 2012.

The estimated market value of the mortgage notes payable is approximately $392,500,000 and $393,000,000 at December 31, 2004 and 2003, respectively. The mortgage notes payable cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty or without the sale of the rental property financed by the mortgage notes payable. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable or sell the related rental property prior to the maturity date. The market value of the mortgages is based on estimates using discounted cash flow analysis and currently prevailing rates. Considerable judgment is necessary in interpreting market data to develop estimates of market value. The use of different assumptions or estimation methodologies may have a material effect on the estimated market value.

B CREDIT FACILITY -- On July 15, 2003, Belrose Capital refinanced its credit facility with Merrill Lynch Mortgage Capital Inc. with two new credit arrangements with DrKW Holdings, Inc. (DrKW) and Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) (collectively, the Credit Facility). The Credit Facility has a seven-year maturity and will expire on June 25, 2010. Belrose Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Katahdin, Bel Apartment (for the period during which Belrose Realty maintained an interest in Bel Apartment), Bel Communities and Deerfield.

The credit arrangement with DrKW is a term loan facility that accrues interest at a rate of one-month LIBOR plus 0.30% per annum.

The credit arrangement with Merrill Lynch is a revolving loan facility in the amount of $57,000,000, including the ability to issue letters of credit up to $10,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. Belrose Capital pays all fees associated with issuing the letters of credit. Letters of credit were issued as a substitute for funding certain mortgage escrow accounts required by the lender of Bel Apartment and Bel Communities. The letter of credit for Bel Communities expires in 2005 and automatically extends for one-year periods not to extend beyond June 15, 2010.

In August 2004, Belrose Capital made borrowings under its credit arrangement with Merrill Lynch in the amount of $57,000,000. At that time, Belrose Capital also increased the amount available under its credit arrangement with Merrill Lynch under a temporary arrangement (the Temporary Arrangement) by $66,000,000 and borrowed that amount. Belrose Capital used the proceeds from these borrowings to finance the Fund's investment in Deerfield (Note 5). The borrowing under the Temporary Arrangement accrued interest at a rate of one-month LIBOR plus 0.90% and was for a term of sixty days, subject to a thirty-day extension. Any unused amount of the increase pertaining to the Temporary Arrangement was subject to a commitment fee of 0.10% per annum.

On October 6, 2004, Deerfield obtained first mortgage financing for its investment in real properties in the amount of $123,000,000. Belrose Realty's proceeds from this financing were distributed to Belrose Realty and the Deerfield Minority Shareholders in accordance with their equity interests. The proceeds along with other funds available were used to repay Belrose Capital's borrowings under the Temporary Arrangement as well as a portion of other borrowings under the Credit Facility. Pursuant to its terms, the Temporary Arrangement expired on October 29, 2004.

The following table summarizes Belrose Capital's Credit Facility.

                                                     AT DECEMBER 31, 2004   AT DECEMBER 31, 2003
------------------------------------------------------------------------------------------------
Total amount available under Credit Facility         $        273,000,000   $        234,000,000
DrKW borrowings outstanding                          $        216,000,000   $        177,000,000
Merrill Lynch borrowings outstanding                 $         20,000,000   $          6,300,000
Outstanding letters of credit                        $            752,525   $          2,080,452

Borrowings under the Credit Facility have been used to purchase the Fund's interests in real estate investments, to pay organizational costs and selling expenses, and to provide for the liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes.

9   MANAGEMENT FEE AND OTHER TRANSACTIONS WITH AFFILIATES

Belrose Capital and the Portfolio have engaged Boston Management as investment adviser. Under the terms of the advisory agreement with the Portfolio, Boston Management receives a monthly advisory fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. Certain of the advisory fee rate reductions are pursuant to an agreement between the Portfolio's Board of Trustees and Boston Management. Those reductions may not be changed without Trustee and interest holder approval. For the years ended December 31, 2004, 2003 and for the period from the start of business, March 19, 2002, to December 31, 2002, the advisory fee applicable to the Portfolio was 0.43%, 0.44%, and 0.44% (annualized) of average daily net assets, respectively.

In addition, Boston Management is, subject to the fee cap described below, entitled to receive a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross assets of Belrose Capital. The term "gross assets" with respect to Belrose Capital is defined to include the current value of all of Belrose Capital's assets including Belrose Capital's interest in Belvedere Company and Belrose Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries, without reduction by any liabilities. Belrose Realty pays Boston Management a monthly management fee at a rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of Belrose Realty. The term "gross assets" with respect to Belrose Realty is defined to include the current value of all assets of Belrose Realty, including Belrose Realty's ratable share of the assets of its controlled subsidiaries, without reduction by any liabilities. For this purpose, the assets of Belrose Realty's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belrose Realty.

Eaton  Vance   Management  and  Boston   Management  do  not  receive   separate
compensation for serving as manager of Belrose Capital and manager of Belvedere Company, respectively.

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

Pursuant to a servicing agreement between Belvedere Company and EV Distributors, Belvedere Company pays a servicing fee to EV Distributors for providing certain services and information to Shareholders. With respect to Shareholders who subscribe through a subagent, EV Distributors assigns servicing responsibilities and fees to the applicable subagent beginning twelve months after the issuance of Fund Shares to such persons. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Company's average daily net assets. Pursuant to a servicing agreement between Belrose Capital and EV Distributors, Belrose Capital pays a servicing fee to EV Distributors on a quarterly basis at an annual rate of 0.25% of Belrose Capital's average daily net assets, less Belrose Capital's allocated share of the servicing fee payable by Belvedere Company.

Management services for the real property held by Bel Apartment (for the period during which Belrose Realty maintained an interest in Bel Apartment), Katahdin, Bel Communities and Deerfield are provided by an affiliate of each respective entity's Minority Shareholder (Note 1B). Each management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the managers in conjunction with managing each respective entity's properties (Note 1B). In addition to the fees noted above, an affiliate of the Deerfield Minority Shareholder also receives a REIT administration fee.

The table below sets forth the fees, paid or payable by, or allocable to, the Fund and Belrose Realty for the years ended December 31, 2004 and 2003 and for the period from the start of business, March 19, 2002, to December 31, 2002, in connection with the services rendered by Eaton Vance, its affiliates, and affiliates of Belrose Realty's controlled subsidiaries.

                                                YEAR ENDED         YEAR ENDED         PERIOD ENDED
                                                DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                2004               2003               2002*
------------------------------------------------------------------------------------------------------
Advisory fee allocated to
 Belvedere Company from
 the Portfolio                                  $     50,252,861   $     41,671,111   $     31,748,787
Advisory fee allocated to
 the Fund from
 Belvedere Company                              $      7,197,653   $      6,267,847   $      2,454,868
Advisory and
 administrative fee and
 management fee incurred
 directly by the Fund                           $      5,872,964   $      4,977,521   $      2,163,168
Distribution fees                               $      1,641,602   $      1,415,111   $        548,124
Reduction of advisory and
 administrative fees                            $      1,641,602   $      1,415,111   $        548,124
Servicing fees of
 Belvedere Company                              $     17,418,515   $     14,288,579   $     10,956,348
Servicing fees allocated to
 the Fund from
 Belvedere Company                              $      2,494,434   $      2,149,331   $        844,993
Servicing fees incurred directly
 by the Fund                                    $      1,610,127   $      1,385,329   $        519,494
Servicing fees paid or
 accrued to subagents                           $      4,104,537   $      1,471,244   $             --
Property management fees                        $      2,621,208   $      2,590,322   $      1,523,512
REIT administration fees                        $        189,583   $             --   $             --

* For the period from the start of business, March 19, 2002, to December 31, 2002.

10  SEGMENT INFORMATION

Belrose Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belrose Capital invests in real estate assets through its subsidiary Belrose Realty. Belrose Realty invests directly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Bel Apartment (for the period during which Belrose Realty maintained an interest in Bel Apartment), Katahdin, Bel Communities and Deerfield (Note 1 and Note 5).

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

                                                TAX-
                                                MANAGED
FOR THE YEAR ENDED                              GROWTH              REAL
DECEMBER 31, 2004                               PORTFOLIO*          ESTATE              TOTAL
--------------------------------------------------------------------------------------------------------
Revenue                                         $     17,098,621    $     73,646,315    $     90,744,936
Interest expense
 on mortgages                                                 --         (26,491,201)        (26,491,201)
Interest expense on
 Credit Facility                                              --          (3,724,679)         (3,724,679)
Operating expenses                                    (1,217,128)        (35,726,434)        (36,943,562)
Minority interest in net
 income of
 controlled subsidiaries                                      --          (1,872,405)         (1,872,405)
--------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                           $     15,881,493    $      5,831,596    $     21,713,089
Net realized gain (loss)                              37,885,739            (790,159)         37,095,580
Net change in unrealized
 appreciation (depreciation)                          98,671,430         (36,483,584)         62,187,846
--------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE)
 IN NET ASSETS FROM
 OPERATIONS OF
 REPORTABLE SEGMENTS                            $    152,438,662    $    (31,442,147)   $    120,996,515
--------------------------------------------------------------------------------------------------------

                                                TAX-
                                                MANAGED
FOR THE YEAR ENDED                              GROWTH             REAL
DECEMBER 31, 2003                               PORTFOLIO*         ESTATE             TOTAL
------------------------------------------------------------------------------------------------------
Revenue                                         $     12,933,752   $     69,349,438   $     82,283,190
Interest expense
 on mortgages                                                 --        (26,317,765)       (26,317,765)
Interest expense on
 Credit Facility                                              --         (2,572,705)        (2,572,705)
Operating expenses                                      (922,781)       (31,784,810)       (32,707,591)
Minority interests in net
 income of
 controlled subsidiaries                                      --         (1,943,578)        (1,943,578)
------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                           $     12,010,971   $      6,730,580   $     18,741,551
Net realized gain (loss)                              19,102,064        (16,652,934)         2,449,130
Net change in unrealized
 appreciation (depreciation)                         288,392,438         23,444,275        311,836,713
------------------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS
 FROM OPERATIONS OF
 REPORTABLE SEGMENTS                            $    319,505,473   $     13,521,921   $    333,027,394
------------------------------------------------------------------------------------------------------

                                 TAX-
                                 MANAGED
FOR THE PERIOD ENDED             GROWTH             REAL
DECEMBER 31, 2002(1)             PORTFOLIO*         ESTATE             TOTAL
--------------------------------------------------------------------------------------
Revenue                          $     4,727,965    $    39,749,324    $    44,477,289
Interest expense
 on mortgages                                 --        (15,144,576)       (15,144,576)
Interest expense on
 Credit Facility                              --         (1,692,400)        (1,692,400)
Operating expenses                      (344,298)       (17,996,501)       (18,340,799)
Minority interest in net
 income of
 controlled subsidiaries                      --         (1,465,099)        (1,465,099)
--------------------------------------------------------------------------------------
NET INVESTMENT INCOME            $     4,383,667    $     3,450,748    $     7,834,415
Net realized gain (loss)               7,233,500         (2,044,673)         5,188,827
Net change in unrealized
 appreciation (depreciation)        (117,735,340)       (11,663,557)      (129,398,897)
--------------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS
 FROM OPERATIONS OF
 REPORTABLE SEGMENTS             $  (106,118,173)   $   (10,257,482)   $  (116,375,655)
--------------------------------------------------------------------------------------

* Belrose Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The  following  tables  reconcile  the  reported  segment   information  to  the
consolidated financial statements for the periods indicated:

                                 YEAR ENDED         YEAR ENDED         PERIOD ENDED
                                 DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                 2004               2003               2002(1)
--------------------------------------------------------------------------------------
Revenue:
  Revenue from
    reportable segments          $    90,744,936    $    82,283,190    $    44,477,289
  Unallocated amounts:
    Interest earned on cash
      not invested in the
      Portfolio or in
      subsidiaries                       150,923             29,766             10,438
--------------------------------------------------------------------------------------
TOTAL REVENUE                    $    90,895,859    $    82,312,956    $    44,487,727
--------------------------------------------------------------------------------------
Net increase (decrease) in net
  assets from operations:
  Net increase (decrease) in
    net assets from operations
    of reportable segments       $   120,996,515    $   333,027,394    $  (116,375,655)
  Unallocated investment
    income:
    Interest earned on cash
      not invested in the
      Portfolio or in
      subsidiaries                       150,923             29,766             10,438
  Unallocated expenses(2):
    Distribution and
      servicing fees                  (3,251,729)        (2,800,440)        (1,067,618)
    Audit, tax and legal fees           (309,465)          (294,771)          (503,175)
    Interest expense on
      Credit Facility                   (657,296)          (223,713)           (89,074)
    Other operating expenses            (125,466)          (172,751)          (753,302)
--------------------------------------------------------------------------------------
TOTAL NET INCREASE (DECREASE)
  IN NET ASSETS FROM
  OPERATIONS                     $   116,803,482    $   329,565,485    $  (118,778,386)
--------------------------------------------------------------------------------------

(1) For the period from the start of business, March 19, 2002, to December 31, 2002.
(2) Unallocated expenses represent costs incurred that pertain to the overall operation of Belrose Capital, and do not pertain to either operating segment.

                                 TAX-
                                 MANAGED
                                 GROWTH             REAL
AT DECEMBER 31, 2004             PORTFOLIO*         ESTATE             TOTAL
--------------------------------------------------------------------------------------
Segment assets                   $ 1,757,804,676    $   574,172,316    $ 2,331,976,992
Segment liabilities                    3,958,764        624,933,575        628,892,339
--------------------------------------------------------------------------------------

NET ASSETS (LIABILITIES) OF
 REPORTABLE SEGMENTS             $ 1,753,845,912    $   (50,761,259)   $ 1,703,084,653
--------------------------------------------------------------------------------------

                                 TAX-
                                 MANAGED
                                 GROWTH             REAL
AT DECEMBER 31, 2003             PORTFOLIO*         ESTATE             TOTAL
--------------------------------------------------------------------------------------
Segment assets                   $ 1,640,828,100    $   544,254,775    $ 2,185,082,875
Segment liabilities                           --        533,483,765        533,483,765
--------------------------------------------------------------------------------------

NET ASSETS OF
 REPORTABLE SEGMENTS             $ 1,640,828,100    $    10,771,010    $ 1,651,599,110
--------------------------------------------------------------------------------------

* Belrose Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The  following  table  reconciles  the  reported  segment   information  to  the
consolidated financial statements for the periods indicated:

                                           DECEMBER 31, 2004    DECEMBER 31, 2003
---------------------------------------------------------------------------------
Net assets:
  Net assets of reportable segments        $   1,703,084,653    $   1,651,599,110
  Unallocated amounts:
    Cash(1)                                          370,849              412,226
    Short-term investments(1)                        721,000            7,614,214
    Loan payable -- Credit Facility(2)            (9,713,064)         (27,026,426)
    Other liabilities                               (236,013)            (144,366)
---------------------------------------------------------------------------------
TOTAL NET ASSETS                           $   1,694,227,425    $   1,632,454,758
---------------------------------------------------------------------------------

(1) Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.
(2) Unallocated amount of loan payable -- Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

11  SUBSEQUENT EVENT (UNAUDITED)

On January 27, 2005, the Fund made a distribution of $1.29 per share to Shareholders of record on January 26, 2005.

BELROSE CAPITAL FUND LLC
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS OF BELROSE CAPITAL FUND LLC AND SUBSIDIARIES

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated portfolio of investments, of Belrose Capital Fund LLC and subsidiaries, (collectively, the Fund) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for each of the two years in the period ended December 31, 2004 and for the period from the start of business, March 19, 2002 to December 31, 2002. These financial statements and the financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2004 and 2003 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2004 and 2003, the results of its operations, the changes in its net assets, its cash flows, and the financial highlights for each of the two years in the period ended December 31, 2004 and for the period from the start of business, March 19, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Compay's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 11, 2005

BELROSE CAPITAL FUND LLC
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING


Eaton Vance Management ("Eaton Vance"), as manager of Belrose Capital Fund LLC (the "Fund"), with the participation of the Fund's Chief Executive Officer and Chief Financial Officer, (collectively referred to in this report as "management") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act. The Fund's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

During the second quarter of 2004, the Fund acquired an interest in a new real estate joint venture, Deerfield Property Trust ("Deerfield"). As of December 31, 2004, Deerfield owned 22 industrial distribution properties located in 8 states. Management concluded that it was not possible to conduct an assessment of internal control over financial reporting of Deerfield. Deerfield represents approximately 7.0% of the Fund's consolidated total assets and 6.1% of the total investment income as of and for the period ended December 31, 2004. In accordance with guidance from the staff of the Securities and Exchange Commission, management intends to include an assessment of internal control over financial reporting of Deerfield in its report on internal control over financial reporting for the fiscal year ended December 31, 2005.

Management assessed the effectiveness of the Fund's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment and those criteria, management believes that the Fund maintained effective internal control over financial reporting as of December 31, 2004.

The  Fund's  independent   registered  public  accounting  firm  has  issued  an
attestation report on management's assessment of the Fund's internal control over financial reporting. That report appears on the following page.

March 11, 2005

BELROSE CAPITAL FUND LLC
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS OF BELROSE CAPITAL FUND LLC AND SUBSIDIARIES

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Belrose Capital Fund LLC and subsidiaries (the "Fund") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Deerfield Property Trust, which was acquired on June 30, 2004. Deerfield Property Trust represents approximately 7.0% of the Fund's consolidated total assets and 6.1% of the total investment income as of and for the period ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Deerfield Property Trust. The Fund's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Fund and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

/s/DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 11, 2005

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2004
PORTFOLIO OF INVESTMENTS

COMMON STOCKS -- 99.8%

SECURITY                                              SHARES       VALUE
-----------------------------------------------------------------------------------
AEROSPACE AND DEFENSE -- 2.8%

Boeing Company (The)                                     796,801   $     41,250,388
General Dynamics                                         735,000         76,881,000
Honeywell International, Inc.                            277,798          9,836,827
Northrop Grumman Corp.                                 3,497,103        190,102,519
Raytheon Company                                         340,663         13,227,944
Rockwell Collins, Inc.                                   190,614          7,517,816
Teledyne Technologies Incorporated(1)                      6,117            180,023
United Technologies Corp.                              1,897,601        196,117,063
-----------------------------------------------------------------------------------
                                                                   $    535,113,580
-----------------------------------------------------------------------------------

AIR FREIGHT AND LOGISTICS -- 2.9%

FedEx Corporation                                      2,106,578   $    207,476,867
Robinson (C.H.) Worldwide, Inc.                        1,098,233         60,973,896
United Parcel Service, Inc. Class B                    3,401,734        290,712,188
-----------------------------------------------------------------------------------
                                                                   $    559,162,951
-----------------------------------------------------------------------------------

AIRLINES -- 0.0%

Southwest Airlines, Inc.                                 294,642   $      4,796,772
-----------------------------------------------------------------------------------
                                                                   $      4,796,772
-----------------------------------------------------------------------------------

AUTO COMPONENTS -- 0.2%

ArvinMeritor, Inc.                                         8,000   $        178,960
Borg-Warner Automotive, Inc.                             381,499         20,665,801
Dana Corp.                                                25,000            433,250
Delphi Automotive Systems Corp.                            6,199             55,915
Johnson Controls, Inc.                                   234,164         14,855,364
Visteon Corp.                                              9,828             96,020
-----------------------------------------------------------------------------------
                                                                   $     36,285,310
-----------------------------------------------------------------------------------

AUTOMOBILES -- 0.1%

DaimlerChrysler AG                                         7,000   $        336,350
Ford Motor Co.                                           145,050          2,123,532
General Motors Corp.                                      13,492            540,490
Harley-Davidson, Inc.                                    140,700          8,547,525
Honda Motor Co. Ltd. ADR                                  20,000            521,200
-----------------------------------------------------------------------------------
                                                                   $     12,069,097
-----------------------------------------------------------------------------------

BEVERAGES -- 4.0%

Anheuser-Busch Companies, Inc.                         4,421,625   $    224,309,036
Brown-Forman Corp. Class A                               547,732         27,802,876
Brown-Forman Corp. Class B                                45,820   $      2,230,518
Coca-Cola Company (The)                                3,442,924        143,328,926
Coca-Cola Enterprises, Inc.                            1,756,930         36,631,991
PepsiCo., Inc.                                         6,267,913        327,185,059
-----------------------------------------------------------------------------------
                                                                   $    761,488,406
-----------------------------------------------------------------------------------

BIOTECHNOLOGY -- 1.7%

Amgen, Inc.(1)                                         4,060,747   $    260,496,920
Applera Corp. - Celera Genomics Group(1)                  26,000            357,500
Biogen Idec Inc.(1)                                       11,200            746,032
Genzyme Corp. - General Division(1)                      564,926         32,805,253
Gilead Sciences, Inc.(1)                                 115,482          4,040,715
Incyte Pharmaceuticals, Inc.(1)                           14,294            142,797
Invitrogen Corp.(1)                                      429,910         28,859,858
Vertex Pharmaceuticals, Inc.(1)                           13,000            137,410
-----------------------------------------------------------------------------------
                                                                   $    327,586,485
-----------------------------------------------------------------------------------

BUILDING PRODUCTS -- 1.0%

American Standard Companies, Inc.(1)                     977,738   $     40,400,134
Masco Corporation                                      4,157,854        151,886,407
Water Pik Technologies(1)                                  2,141             37,960
-----------------------------------------------------------------------------------
                                                                   $    192,324,501
-----------------------------------------------------------------------------------

CAPITAL MARKETS -- 4.1%

Affiliated Managers Group(1)                              20,520   $      1,390,025
Bank of New York Co., Inc. (The)                         402,028         13,435,776
Bear Stearns Companies, Inc.                              88,001          9,003,382
Credit Suisse Group(1)                                   155,136          6,521,607
Federated Investors, Inc.                              1,666,768         50,669,747
Franklin Resources, Inc.                               1,462,116        101,836,379
Goldman Sachs Group, Inc.                                832,738         86,638,062
Investors Financial Services Corp.                       453,428         22,662,331
Knight Trading Group, Inc.(1)                          1,750,000         19,162,500
Legg Mason, Inc.                                          26,461          1,938,533
Lehman Brothers Holdings, Inc.                            99,493          8,703,648
Mellon Financial Corporation                             221,912          6,903,682
Merrill Lynch & Co., Inc.                              2,108,147        126,003,946
Morgan Stanley Dean Witter & Co.                       4,737,998        263,053,649
Northern Trust Corp.                                     368,571         17,905,179
Nuveen Investments Class A                               150,000          5,920,500
Piper Jaffray Companies, Inc.(1)                          41,059          1,968,779
Price (T. Rowe) Group, Inc.                              191,743         11,926,415

                        See notes to financial statements

SECURITY                                              SHARES       VALUE
-----------------------------------------------------------------------------------
CAPITAL MARKETS (CONTINUED)

Raymond James Financial, Inc.                            147,337   $      4,564,500
Schwab (Charles) & Co.                                   857,261         10,252,842
State Street Corp.                                       131,670          6,467,630
UBS AG                                                    63,392          5,314,785
Waddell & Reed Financial, Inc., Class A                  340,438          8,133,064
-----------------------------------------------------------------------------------
                                                                   $    790,376,961
-----------------------------------------------------------------------------------

CHEMICALS -- 1.0%

Airgas, Inc.                                             353,715   $      9,376,985
Arch Chemicals, Inc.                                       4,950            142,461
Bayer AG ADR                                              40,000          1,359,200
Dow Chemical Co. (The)                                   247,183         12,238,030
DuPont (E.I.) de Nemours & Co.                         1,328,903         65,182,692
Ecolab, Inc.                                             258,423          9,078,400
MacDermid, Inc.                                           61,937          2,235,926
Monsanto Company                                          19,181          1,065,505
Olin Corp.                                                 9,900            217,998
PPG Industries, Inc.                                      23,542          1,604,623
Rohm and Haas, Co.                                         2,601            115,042
RPM, Inc.                                                 70,138          1,378,913
Sigma-Aldrich Corp.                                      630,897         38,144,033
Solutia Inc.(1)                                           20,293             23,743
Valspar Corp.                                            818,316         40,923,983
-----------------------------------------------------------------------------------
                                                                   $    183,087,534
-----------------------------------------------------------------------------------

COMMERCIAL BANKS -- 8.6%

AmSouth Bancorporation                                   626,715   $     16,231,919
Associated Banc-Corp                                   1,061,378         35,248,363
Bank of America Corporation                            4,845,034        227,668,148
Bank of Hawaii Corp.                                      69,735          3,538,354
Bank of Montreal                                         267,204         12,863,201
Banknorth Group, Inc.                                     10,000            366,000
BB&T Corp.                                             1,826,737         76,814,291
Canadian Imperial Bank of Commerce                       100,000          6,026,000
City National Corp.                                      273,260         19,305,819
Colonial Bancgroup, Inc. (The)                           253,936          5,391,061
Comerica, Inc.                                           331,589         20,233,561
Commerce Bancshares, Inc.                                155,154          7,788,731
Compass Bancshares, Inc.                                 301,339         14,666,169
Fifth Third Bancorp                                    1,355,381         64,082,414
First Citizens BancShares, Inc.                           30,600          4,536,450
First Financial Bancorp                                   47,933            838,828
First Horizon National Corp.                             155,551   $      6,705,804
First Midwest Bancorp, Inc.                              815,329         29,588,289
Hibernia Corp. Class A                                   187,345          5,528,551
HSBC Holdings PLC ADR                                    592,965         50,485,040
Huntington Bancshares, Inc.                              586,532         14,534,263
Keycorp                                                  625,951         21,219,739
M&T Bank Corp.                                            47,419          5,113,665
Marshall & Ilsley Corp.                                  629,932         27,842,994
National City Corp.                                    1,677,060         62,973,603
North Fork Bancorporation, Inc.                        1,785,892         51,522,984
PNC Bank Corp.                                           156,003          8,960,812
Popular, Inc.                                              1,432             41,285
Regions Financial Corp.                                2,282,030         81,217,448
Royal Bank of Canada                                     349,353         18,669,424
Royal Bank of Scotland Group PLC                          50,837          1,707,348
S&T Bancorp, Inc.                                        100,000          3,769,000
Societe Generale                                         809,647         81,960,387
Southwest Bancorporation of Texas, Inc.                1,255,140         29,232,211
SunTrust Banks, Inc.                                   1,307,505         96,598,469
Synovus Financial Corp.                                1,345,581         38,456,705
TCF Financial Corporation                                 72,500          2,330,150
U.S. Bancorp                                           5,276,270        165,252,776
Valley National Bancorp                                  164,652          4,552,628
Wachovia Corp.                                         2,239,760        117,811,376
Wells Fargo & Company                                  2,391,184        148,612,086
Westamerica Bancorporation                               268,474         15,654,719
Whitney Holding Corp.                                    347,200         15,620,528
Zions Bancorporation                                     250,076         17,012,670
-----------------------------------------------------------------------------------
                                                                   $  1,638,574,263
-----------------------------------------------------------------------------------

COMMERCIAL SERVICES AND SUPPLIES -- 2.0%

Allied Waste Industries, Inc.(1)                       1,674,390   $     15,538,339
Apollo Group, Inc. Class A(1)                             18,411          1,485,952
Avery Dennison Corp.                                   1,157,598         69,421,152
Banta Corp.                                               42,341          1,895,183
Block (H&R), Inc.                                        732,354         35,885,346
Cendant Corp.                                            549,359         12,844,013
Century Business Services, Inc.(1)                       185,000            806,600
Cintas Corp.                                           1,399,270         61,371,982
Consolidated Graphics, Inc.(1)                            70,215          3,222,869
Deluxe Corporation                                        32,000          1,194,560
Donnelley (R.R.) & Sons Co.                               91,260          3,220,565
Equifax, Inc.                                             80,000          2,248,000

                        See notes to financial statements

SECURITY                                              SHARES       VALUE
-----------------------------------------------------------------------------------
COMMERCIAL SERVICES AND SUPPLIES (CONTINUED)

Gevity HR, Inc.                                           78,125   $      1,606,250
HNI Corp.                                              1,470,565         63,307,823
Hudson Highland Group, Inc.(1)                            11,581            333,533
Ikon Office Solutions, Inc.                               83,040            959,942
Imagistics International Inc.(1)                             809             27,231
Laureate Education Inc.(1)                               520,213         22,936,191
Manpower, Inc.                                             2,000             96,600
Miller (Herman) Inc.                                     541,800         14,969,934
Monster Worldwide Inc.(1)                                154,426          5,194,891
Navigant Consulting, Inc.(1)                             463,017         12,316,252
Pitney Bowes, Inc.                                        42,343          1,959,634
School Specialty Corp.(1)                                 49,197          1,897,036
ServiceMaster Co.                                      1,224,880         16,891,095
Steelcase Inc.                                           123,000          1,702,320
Waste Management, Inc.                                 1,145,998         34,311,180
-----------------------------------------------------------------------------------
                                                                   $    387,644,473
-----------------------------------------------------------------------------------

COMMUNICATIONS EQUIPMENT -- 1.2%

3Com Corp.(1)                                            873,949   $      3,644,367
ADC Telecommunications, Inc.(1)                          301,164            807,119
Alcatel S.A. ADR(1)                                       43,728            683,469
Avaya, Inc.(1)                                            56,571            973,021
Ciena Corp.(1)                                           380,378          1,270,463
Cisco Systems, Inc.(1)                                 4,475,139         86,370,183
Comverse Technology, Inc.(1)                             375,922          9,191,293
Corning, Inc.(1)                                       3,645,380         42,906,123
Enterasys Networks, Inc.(1)                               55,945            100,701
JDS Uniphase Corp.(1)                                     52,451            166,270
Lucent Technologies, Inc.(1)                             555,464          2,088,545
Motorola, Inc.                                           980,426         16,863,327
Nokia Corp., Class A, ADR                              2,050,478         32,130,990
Nortel Networks Corp.(1)                               1,135,030          3,961,255
Qualcomm, Inc.                                           758,638         32,166,251
Riverstone Networks, Inc.(1)                              28,706             30,572
Tellabs, Inc.(1)                                         110,405            948,379
-----------------------------------------------------------------------------------
                                                                   $    234,302,328
-----------------------------------------------------------------------------------

COMPUTERS AND PERIPHERALS -- 3.4%

Dell Inc.(1)                                           4,460,429   $    187,962,478
EMC Corp.(1)                                           1,388,652         20,649,255
Gateway, Inc.(1)                                          95,621            574,682
Hewlett-Packard Co.                                    1,094,183         22,945,018
International Business Machines Corp.                  2,426,216   $    239,176,373
Lexmark International Group, Inc.(1)                   1,804,885        153,415,225
McData Corp., Class A(1)                                  17,982            107,173
Network Appliance, Inc.(1)                               488,000         16,211,360
Palmone, Inc.(1)                                          65,230          2,058,007
Sun Microsystems, Inc.(1)                                366,670          1,972,685
-----------------------------------------------------------------------------------
                                                                   $    645,072,256
-----------------------------------------------------------------------------------

CONSTRUCTION AND ENGINEERING -- 0.1%

Dycom Industries, Inc.(1)                                149,711   $      4,569,180
Jacobs Engineering Group, Inc.(1)                        229,985         10,990,983
-----------------------------------------------------------------------------------
                                                                   $     15,560,163
-----------------------------------------------------------------------------------

CONSTRUCTION MATERIALS -- 0.1%

CRH plc                                                  329,450   $      8,812,801
Vulcan Materials Company                                 184,512         10,076,200
-----------------------------------------------------------------------------------
                                                                   $     18,889,001
-----------------------------------------------------------------------------------

CONSUMER FINANCE -- 1.2%

American Express Co.                                     772,583   $     43,550,504
Capital One Financial Corp.                            1,411,152        118,833,110
MBNA Corporation                                         456,002         12,854,696
Providian Financial Corp.(1)                             457,296          7,531,665
SLM Corp.                                                905,499         48,344,592
-----------------------------------------------------------------------------------
                                                                   $    231,114,567
-----------------------------------------------------------------------------------

CONTAINERS AND PACKAGING -- 0.1%

Bemis Co.                                                295,186   $      8,586,961
Caraustar Industries, Inc.(1)                            167,599          2,819,015
Sealed Air Corp.(1)                                       37,014          1,971,736
Sonoco Products Co.                                      160,690          4,764,459
Temple-Inland, Inc.                                       57,962          3,964,601
-----------------------------------------------------------------------------------
                                                                   $     22,106,772
-----------------------------------------------------------------------------------

DISTRIBUTORS -- 0.1%

Genuine Parts Company                                    323,060   $     14,234,024
-----------------------------------------------------------------------------------
                                                                   $     14,234,024
-----------------------------------------------------------------------------------

DIVERSIFIED FINANCIAL SERVICES -- 1.7%

Citigroup Inc.                                         4,110,278   $    198,033,194
Finova Group, Inc.(1)                                    175,587             28,094

                        See notes to financial statements

SECURITY                                              SHARES       VALUE
-----------------------------------------------------------------------------------
DIVERSIFIED FINANCIAL SERVICES (CONTINUED)

ING groep, N.V. ADR                                      257,281   $      7,782,750
Moody's Corp.                                             67,543          5,866,110
Morgan (J.P.) Chase & Co.                              2,952,221        115,166,141
-----------------------------------------------------------------------------------
                                                                   $    326,876,289
-----------------------------------------------------------------------------------

DIVERSIFIED TELECOMMUNICATION SERVICES -- 2.1%

Alltel Corp.                                           1,632,558   $     95,929,108
AT&T Corp.                                               495,955          9,452,902
BCE, Inc.                                              3,400,000         82,042,000
BellSouth Corp.                                          455,705         12,664,042
Cincinnati Bell Inc.(1)                                  169,013            701,404
Citizens Communications Co.                               13,568            187,103
Deutsche Telekom AG(1)                                 2,006,790         45,513,997
McLeodUSA(1)                                              21,974             15,821
PTEK Holdings, Inc.(1)                                    28,000            299,880
Qwest Communications International, Inc.(1)               59,924            266,063
RSL Communications Ltd.(1)(2)                            247,161                  0
SBC Communications, Inc.                               1,464,924         37,751,091
Sprint Corp. - FON Group                                 101,903          2,532,290
Talk America Holdings, Inc.(1)                             9,703             64,234
Telefonos de Mexico ADR                                2,000,000         76,640,000
Verizon Communications                                 1,050,565         42,558,388
-----------------------------------------------------------------------------------
                                                                   $    406,618,323
-----------------------------------------------------------------------------------

ELECTRIC UTILITIES -- 0.3%

Ameren Corp.                                               5,000   $        250,700
American Electric Power, Inc.                                960             32,966
Exelon Corp.                                           1,002,000         44,158,140
PG&E Corp.(1)                                             47,705          1,587,622
Southern Co. (The)                                        65,985          2,211,817
TECO Energy, Inc.                                         34,145            523,784
TXU Corp.                                                250,196         16,152,654
Wisconsin Energy Corp.                                     9,576            322,807
-----------------------------------------------------------------------------------
                                                                   $     65,240,490
-----------------------------------------------------------------------------------

ELECTRICAL EQUIPMENT -- 0.5%

American Power Conversion Corp.                           34,704   $        742,666
Baldor Electric Co.                                      149,060          4,103,622
Emerson Electric Co.                                   1,111,539         77,918,884
Rockwell International Corp.                             156,699          7,764,435
Roper Industries, Inc.                                    23,122          1,405,124
Thomas & Betts Corp.(1)                                  114,600          3,523,950
-----------------------------------------------------------------------------------
                                                                   $     95,458,681
-----------------------------------------------------------------------------------

ELECTRONIC EQUIPMENT AND INSTRUMENTS -- 0.7%

Agilent Technologies, Inc.(1)                            569,891   $     13,734,373
Arrow Electronics, Inc.(1)                                 8,750            212,625
Dionex Corp.(1)                                          139,750          7,919,633
Flextronics International Ltd.(1)                        293,053          4,049,992
Jabil Circuit, Inc.(1)                                 2,127,971         54,433,498
Molex, Inc., Class A                                      65,367          1,742,031
National Instruments Corp.                               735,687         20,047,471
PerkinElmer, Inc.                                        254,526          5,724,290
Plexus Corp.(1)                                          158,108          2,056,985
Sanmina Corp.(1)                                       1,140,602          9,660,899
Solectron Corporation(1)                               1,752,794          9,342,392
X-Rite Incorporated                                      288,000          4,610,880
-----------------------------------------------------------------------------------
                                                                   $    133,535,069
-----------------------------------------------------------------------------------

ENERGY EQUIPMENT AND SERVICES -- 0.7%

Baker Hughes, Inc.                                       457,426   $     19,518,367
Core Laboratories N.V.(1)                                 31,290            730,622
Grant Prideco, Inc.(1)                                    35,444            710,652
Halliburton Company                                      990,930         38,884,093
National-Oilwell, Inc.(1)                                514,062         18,141,248
Schlumberger Ltd.                                        567,476         37,992,518
Smith International, Inc.(1)                             140,000          7,617,400
Transocean Sedco Forex, Inc.(1)                          106,247          4,503,810
-----------------------------------------------------------------------------------
                                                                   $    128,098,710
-----------------------------------------------------------------------------------

FOOD AND STAPLES RETAILING -- 2.2%

Albertson's, Inc.                                      1,022,529   $     24,417,993
Casey's General Stores, Inc.                              89,966          1,632,883
Costco Wholesale Corp.                                   927,132         44,882,460
CVS Corp.                                                132,268          5,961,319
Kroger Co. (The)(1)                                    1,357,551         23,811,445
Safeway, Inc.(1)                                       1,649,342         32,558,011
Sysco Corp.(2)(3)                                         30,000          1,143,381
Sysco Corp.                                            1,749,792         66,789,561
Sysco Corp.(2)(3)                                         25,000            953,892
Walgreen Co.                                             800,825         30,727,655
Wal-Mart Stores, Inc.                                  3,481,821        183,909,785
Winn-Dixie Stores, Inc.                                  204,622            931,030
-----------------------------------------------------------------------------------
                                                                   $    417,719,415
-----------------------------------------------------------------------------------

FOOD PRODUCTS -- 2.8%

Archer-Daniels-Midland Co.                             1,143,641   $     25,514,631

                        See notes to financial statements

SECURITY                                              SHARES       VALUE
-----------------------------------------------------------------------------------
FOOD PRODUCTS (CONTINUED)

Campbell Soup Co.                                      1,242,265   $     37,131,301
Conagra Inc.                                           1,657,734         48,820,266
Dean Foods Co.(1)                                        443,988         14,629,405
Del Monte Foods, Co.(1)                                   99,492          1,096,402
General Mills, Inc.                                      186,227          9,257,344
Heinz (H.J.) Co.                                         292,208         11,393,190
Hershey Foods Corp.                                      507,333         28,177,275
JM Smucker Co.                                            12,365            582,021
Kellogg Co.                                               59,640          2,663,522
Kraft Foods, Inc.                                            465             16,559
McCormick & Co., Inc.                                      1,624             62,686
Nestle SA                                                275,000         71,773,953
Sara Lee Corp.                                         3,789,758         91,484,758
Smithfield Foods, Inc.(1)                              4,207,530        124,500,813
Tyson Foods, Inc.                                        315,272          5,801,005
Wrigley (Wm.) Jr. Company Class A                        902,761         62,462,034
-----------------------------------------------------------------------------------
                                                                   $    535,367,165
-----------------------------------------------------------------------------------

HEALTH CARE EQUIPMENT AND SUPPLIES -- 1.4%

Advanced Medical Optics(1)                                 3,558   $        146,376
Bausch & Lomb, Inc.                                       29,250          1,885,455
Baxter International, Inc.                               221,749          7,659,210
Becton & Dickinson and Co.                                64,173          3,645,026
Biomet, Inc.                                             419,890         18,219,027
Boston Scientific Corporation(1)                       1,110,370         39,473,654
Dentsply International, Inc.                              10,928            614,154
Edwards Lifesciences Corp.(1)                             10,353            427,165
Guidant Corp.                                             74,638          5,381,400
Hillenbrand Industries, Inc.                             586,943         32,598,814
Hospira, Inc.(1)                                         246,711          8,264,819
Lumenis Ltd.(1)                                          100,000            193,500
Medtronic, Inc.                                        2,312,831        114,878,316
St. Jude Medical, Inc.(1)                                 48,028          2,013,814
Steris Corp.(1)                                            8,125            192,725
Stryker Corp.                                             36,741          1,772,753
VISX, Inc.(1)                                             50,000          1,293,500
Waters Corp.(1)                                          165,841          7,759,700
Zimmer Holdings, Inc.(1)                                 285,489         22,873,379
-----------------------------------------------------------------------------------
                                                                   $    269,292,787
-----------------------------------------------------------------------------------

HEALTH CARE PROVIDERS AND SERVICES -- 1.9%

AmerisourceBergen Corp.                                  141,513   $      8,303,983
Andrx Group(1)                                           180,170   $      3,933,111
Beverly Enterprises, Inc.(1)                             357,143          3,267,858
Cardinal Health, Inc.                                  1,840,995        107,053,859
Caremark Rx, Inc.(1)                                     701,471         27,659,002
Cigna Corp.                                               11,836            965,463
Express Scripts, Inc.(1)                                  26,658          2,037,738
HCA Inc.                                                     140              5,594
Health Management Associates, Inc., Class A              856,502         19,459,725
IDX Systems Corp.(1)                                      60,000          2,067,600
IMS Health, Inc.                                         280,530          6,511,101
McKesson HBOC, Inc.                                        2,631             82,771
Medco Health Solutions, Inc.(1)                          170,891          7,109,066
Parexel International Corp.(1)                            27,837            565,091
Renal Care Group, Inc.(1)                                480,046         17,276,856
Schein (Henry), Corp.(1)                               1,188,477         82,765,538
Service Corp. International(1)                           142,389          1,060,798
Stewart Enterprises, Inc.(1)                             114,000            796,860
Sunrise Assisted Living, Inc.(1)                         144,000          6,675,840
Tenet Healthcare Corp.(1)                                  3,961             43,492
UnitedHealth Group, Inc.                                 201,976         17,779,947
Ventiv Health, Inc.(1)                                   160,833          3,268,127
WellPoint Inc.(1)                                        404,000         46,460,000
-----------------------------------------------------------------------------------
                                                                   $    365,149,420
-----------------------------------------------------------------------------------

HOTELS, RESTAURANTS AND LEISURE -- 1.9%

Brinker International, Inc.(1)                           304,144   $     10,666,330
Carnival Corporation                                     565,071         32,565,042
CBRL Group, Inc.                                          62,047          2,596,667
Darden Restaurants Inc.                                  184,714          5,123,966
Evans (Bob) Farms, Inc.                                   51,662          1,350,445
Gaylord Entertainment Co.(1)                             428,482         17,794,857
International Game Technology                            400,000         13,752,000
International Speedway Corporation                       118,344          6,248,563
Jack in the Box, Inc.(1)                                 500,000         18,435,000
Lone Star Steakhouse & Saloon, Inc.                      145,981          4,087,468
Marriott International, Inc.                             288,169         18,148,884
McDonald's Corp.                                         690,866         22,149,164
MGM Grand, Inc.(1)                                        94,445          6,869,929
Navigant International, Inc.(1)                           44,278            538,863
Outback Steakhouse, Inc.                               1,641,207         75,134,456
Papa John's International, Inc.(1)                       195,330          6,727,165
Royal Caribbean Cruises Ltd.                             500,000         27,220,000
Sonic Corp.(1)                                           159,765          4,872,833

                        See notes to financial statements

SECURITY                                              SHARES       VALUE
-----------------------------------------------------------------------------------
HOTELS, RESTAURANTS AND LEISURE (CONTINUED)

Starbucks Corp.(1)                                     1,229,375   $     76,663,825
Yum! Brands, Inc.                                        236,779         11,171,233
-----------------------------------------------------------------------------------
                                                                   $    362,116,690
-----------------------------------------------------------------------------------

HOUSEHOLD DURABLES -- 0.6%

Blyth Industries, Inc.                                   708,382   $     20,939,772
D.R. Horton Inc.                                         468,942         18,903,052
Department 56, Inc.(1)                                   255,162          4,248,447
Fortune Brands Inc.                                      128,148          9,890,463
Helen of Troy Ltd.(1)                                     20,000            672,200
Interface, Inc. Class A(1)                                75,467            752,406
Leggett & Platt, Inc.                                  1,813,805         51,566,476
Maytag Corp.                                              27,073            571,240
Newell Rubbermaid, Inc.                                  374,251          9,053,132
Snap-On, Inc.                                             42,453          1,458,685
-----------------------------------------------------------------------------------
                                                                   $    118,055,873
-----------------------------------------------------------------------------------

HOUSEHOLD PRODUCTS -- 1.7%

Clorox Co. (The)                                          53,688   $      3,163,834
Colgate-Palmolive Co.                                    699,356         35,779,053
Energizer Holdings(1)                                    168,981          8,396,666
Kimberly-Clark Corp.                                   1,476,156         97,145,826
Procter & Gamble Co.                                   3,229,777        177,896,117
-----------------------------------------------------------------------------------
                                                                   $    322,381,496
-----------------------------------------------------------------------------------

INDUSTRIAL CONGLOMERATES -- 2.9%

3M Co.                                                   697,787   $     57,267,379
General Electric Co.                                  11,805,529        430,901,809
Teleflex, Inc.                                            33,700          1,750,378
Tyco International Ltd.                                2,017,132         72,092,298
-----------------------------------------------------------------------------------
                                                                   $    562,011,864
-----------------------------------------------------------------------------------

INSURANCE -- 5.9%

21st Century Insurance Group                              70,700   $        961,520
Aegon N.V. ADR                                         5,311,829         72,825,176
AFLAC Inc.                                             2,190,281         87,260,795
Allstate Corp. (The)                                     199,712         10,329,105
American International Group, Inc.                     5,670,853        372,404,917
AON Corp.                                                824,293         19,667,631
Berkshire Hathaway, Inc., Class A(1)                         450         39,555,000
Berkshire Hathaway, Inc., Class B(1)                      40,634        119,301,424
Chubb Corporation                                          7,077            544,221
Commerce Group, Inc.                                     120,000   $      7,324,800
Gallagher (Arthur J.) and Co.                            821,773         26,707,623
Hartford Financial Services Group, Inc.                   13,797            956,270
Jefferson-Pilot Corp.                                    186,921          9,712,415
Lincoln National Corp.                                    52,903          2,469,512
Manulife Financial Corp.                                  74,958          3,463,060
Marsh & McLennan Cos., Inc.                            1,080,587         35,551,312
MetLife, Inc.                                          1,869,700         75,741,547
Old Republic International Corp.                         240,548          6,085,864
Progressive Corp.(2)(3)                                   10,900            923,369
Progressive Corp.                                      1,991,008        168,917,119
Safeco Corp.                                             173,122          9,043,893
St. Paul Companies, Inc. (The)                           311,524         11,548,195
Torchmark Corp.                                          417,159         23,836,465
UICI                                                      43,597          1,477,938
UnumProvident Corp.                                       53,710            963,557
XL Capital Ltd., Class A                                 187,100         14,528,315
-----------------------------------------------------------------------------------
                                                                   $  1,122,101,043
-----------------------------------------------------------------------------------

INTERNET AND CATALOG RETAIL -- 0.5%

Amazon.com Inc.(1)                                        23,500   $      1,040,815
eBay, Inc.(1)                                            619,501         72,035,576
IAC/InterActivecorp(1)                                   806,192         22,267,023
-----------------------------------------------------------------------------------
                                                                   $     95,343,414
-----------------------------------------------------------------------------------

INTERNET SOFTWARE AND SERVICES -- 0.0%

Retek, Inc.(1)                                           110,742   $        681,063
-----------------------------------------------------------------------------------
                                                                   $        681,063
-----------------------------------------------------------------------------------

IT SERVICES -- 2.8%

Accenture Ltd.(1)                                      4,838,000   $    130,626,000
Acxiom Corp.                                             647,804         17,037,245
Affiliated Computer Services(1)                          183,730         11,058,709
Automatic Data Processing, Inc.                        1,553,046         68,877,590
BISYS Group, Inc. (The)(1)                               280,492          4,614,093
Ceridian Corp.(1)                                         27,490            502,517
Certegy, Inc.                                             42,862          1,522,887
Computer Sciences Corp.(1)                               362,598         20,439,649
CSG Systems International, Inc.(1)                        25,200            471,240
DST Systems, Inc.(1)                                     391,634         20,411,964
eFunds Corp.(1)                                           17,645            423,656
Electronic Data Systems Corp.                             77,336          1,786,462

                        See notes to financial statements

SECURITY                                              SHARES       VALUE
-----------------------------------------------------------------------------------
IT SERVICES (CONTINUED)

First Data Corp.                                       3,776,540   $    160,654,012
Fiserv, Inc.(1)                                          300,000         12,057,000
Gartner Group, Inc., Class A(1)                            4,811             59,945
Gartner Group, Inc., Class B(1)                           27,576            338,909
Keane, Inc.(1)                                            50,295            739,337
Paychex, Inc.                                          1,398,101         47,647,282
Perot Systems Corp.(1)                                   725,507         11,629,877
Safeguard Scientifics, Inc.(1)                            26,579             56,347
SunGard Data Systems, Inc.(1)                            773,601         21,916,116
-----------------------------------------------------------------------------------
                                                                   $    532,870,837
-----------------------------------------------------------------------------------

LEISURE EQUIPMENT AND PRODUCTS -- 0.0%

Eastman Kodak Co.                                        113,722   $      3,667,535
Mattel, Inc.                                               1,096             21,361
-----------------------------------------------------------------------------------
                                                                   $      3,688,896
-----------------------------------------------------------------------------------

MACHINERY -- 3.1%

Caterpillar, Inc.                                         53,830   $      5,248,963
Danaher Corporation                                    4,031,970        231,475,398
Deere & Co.                                            3,350,000        249,240,000
Donaldson Company, Inc.                                   80,440          2,620,735
Dover Corp.                                              165,567          6,943,880
Federal Signal Corp.                                     283,471          5,006,098
Illinois Tool Works, Inc.                                809,040         74,981,827
ITT Industries, Inc.                                       4,214            355,872
Nordson Corporation                                      163,978          6,570,598
Parker-Hannifin Corporation                               30,653          2,321,658
Tecumseh Products Co., Class A                           125,700          6,008,460
Wabtec                                                    94,504          2,014,825
-----------------------------------------------------------------------------------
                                                                   $    592,788,314
-----------------------------------------------------------------------------------

MEDIA -- 5.3%

ADVO, Inc.                                               750,000   $     26,737,500
Arbitron, Inc.(1)                                         11,555            452,725
Belo (A.H.) Corp.                                        542,924         14,246,326
Cablevision Systems Corp.(1)                             207,410          5,165,546
Catalina Marketing Corp.                                  88,490          2,621,959
Clear Channel Communications, Inc.                       145,017          4,856,619
Comcast Corp. Class A(1)                               1,968,785         65,521,165
Comcast Corp. Class A Special(1)                       1,280,622         42,055,626
Disney (Walt) Company                                  4,834,833        134,408,357
EchoStar Communications, Class A                          35,150          1,168,386
Entercom Communications Corp.(1)                         220,000   $      7,895,800
Gannett Co., Inc.                                      1,562,342        127,643,341
Havas Advertising, S.A. ADR                            3,142,938         17,565,880
Interpublic Group of Companies, Inc.(1)                1,134,505         15,202,367
Knight Ridder, Inc.                                       18,123          1,213,154
Lamar Advertising Co.(1)                                 241,409         10,327,477
Liberty Media Corp. Class A(1)                         1,013,104         11,123,882
Liberty Media Corp. Class B(1)                            32,876            381,362
Liberty Media International Inc. Class A(1)               50,655          2,341,781
Liberty Media International Inc. Class B(1)                1,643             80,408
McClatchy Co. (The)                                       48,066          3,451,619
McGraw-Hill Companies, Inc. (The)                        446,964         40,915,085
Meredith Corp.                                           190,000         10,298,000
New York Times Co. (The), Class A                        303,168         12,369,254
News Corp. Inc. - Class A                                187,934          3,506,848
Omnicom Group, Inc.                                    2,318,719        195,514,386
Proquest Company(1)                                      115,000          3,415,500
Publicis Groupe SA                                       360,784         11,681,944
Reuters Holdings plc ADR                                   1,431             61,461
Scripps (The E.W) Company                                 51,066          2,465,466
Time Warner Inc.(1)                                    4,102,164         79,746,068
Tribune Co.                                            1,428,878         60,212,919
Univision Communications, Inc.(1)                        401,298         11,745,992
Viacom, Inc., Class A                                     29,774          1,104,020
Viacom, Inc., Class B                                    971,451         35,351,102
Vivendi Universal S.A. ADR(1)                            490,725         15,737,551
Washington Post Co. (The)                                 14,970         14,715,809
Westwood One, Inc.(1)                                    122,400          3,296,232
WPP Group plc                                            139,450          1,529,144
WPP Group plc ADR                                        256,051         13,993,187
-----------------------------------------------------------------------------------
                                                                   $  1,012,121,248
-----------------------------------------------------------------------------------

METALS AND MINING -- 0.4%

Alcoa, Inc.                                              797,947   $     25,071,495
Allegheny Technologies, Inc.                              21,408            463,911
Inco, Ltd.(1)                                            200,000          7,356,000
Nucor Corp.                                              442,924         23,182,642
Phelps Dodge Corp.                                        14,862          1,470,149
Steel Dynamics, Inc.                                     311,800         11,810,984
Worthington Industries, Inc.                              75,160          1,471,633
-----------------------------------------------------------------------------------
                                                                   $     70,826,814
-----------------------------------------------------------------------------------

                        See notes to financial statements

SECURITY                                              SHARES       VALUE
-----------------------------------------------------------------------------------
MULTILINE RETAIL -- 1.8%

99 Cents Only Stores(1)                                1,142,232   $     18,458,469
Dollar General Corp.                                     101,456          2,107,241
Dollar Tree Stores, Inc.(1)                              813,306         23,325,616
Family Dollar Stores, Inc.                             2,618,411         81,772,976
Kohls Corp.(1)                                                55              2,704
May Department Stores Co. (The)                          607,760         17,868,144
Neiman Marcus Group, Inc. (The)                                6                401
Nordstrom, Inc.                                           65,692          3,069,787
Penney (J.C.) Company, Inc.                              223,408          9,249,091
Sears, Roebuck & Co.                                      23,074          1,177,466
Target Corp.                                           3,547,475        184,220,377
-----------------------------------------------------------------------------------
                                                                   $    341,252,272
-----------------------------------------------------------------------------------

MULTI-UTILITIES AND UNREGULATED POWER -- 0.1%

AES Corporation(1)                                        49,542   $        677,239
Dominion Resources, Inc.                                  10,464            708,831
Duke Energy Corp.                                        417,416         10,573,147
Dynegy, Inc.(1)                                           63,525            293,486
National Fuel Gas Co.                                      4,000            113,360
-----------------------------------------------------------------------------------
                                                                   $     12,366,063
-----------------------------------------------------------------------------------

OFFICE ELECTRONICS -- 0.0%

Xerox Corp.(1)                                            42,878   $        729,355
Zebra Technologies Corp., Class A(1)                      13,500            759,780
-----------------------------------------------------------------------------------
                                                                   $      1,489,135
-----------------------------------------------------------------------------------

OIL AND GAS -- 7.8%

Amerada Hess Corp.                                        18,947   $      1,560,854
Anadarko Petroleum Corp.                               2,557,003        165,719,364
Apache Corporation                                     2,075,352        104,950,551
Ashland, Inc.                                             85,716          5,004,100
BP plc ADR                                             5,081,540        296,761,936
Burlington Resources, Inc.                             4,259,405        185,284,118
ChevronTexaco Corporation                                311,976         16,381,860
ConocoPhillips                                         1,675,581        145,490,698
Devon Energy Corp.                                     1,015,400         39,519,368
El Paso Corp.                                            148,709          1,546,574
Exxon Mobil Corp.                                      6,231,588        319,431,201
Kerr - McGee Corp.                                       267,327         15,448,827
Kinder Morgan, Inc.                                    1,781,672        130,293,673
Marathon Oil Corp.                                         1,450             54,535
Murphy Oil Corporation                                    19,518          1,570,223
Newfield Exploration Company(1)                           60,000   $      3,543,000
Royal Dutch Petroleum Co.                                 83,074          4,766,786
Total Fina Elf SA ADR                                    400,000         43,936,000
Valero Energy Corp.                                      103,020          4,677,108
Williams Companies Inc (The)                             219,065          3,568,569
-----------------------------------------------------------------------------------
                                                                   $  1,489,509,345
-----------------------------------------------------------------------------------

PAPER AND FOREST PRODUCTS -- 0.2%

Georgia-Pacific Corp.                                    598,732   $     22,440,475
International Paper Co.                                  112,154          4,710,468
Louisiana-Pacific Corp.                                   70,750          1,891,855
MeadWestvaco Corp.                                        84,358          2,858,893
Neenah Paper Inc.(1)                                      44,890          1,463,414
Weyerhaeuser Co.                                          89,778          6,034,877
-----------------------------------------------------------------------------------
                                                                   $     39,399,982
-----------------------------------------------------------------------------------

PERSONAL PRODUCTS -- 1.5%

Avon Products, Inc.                                      173,400   $      6,710,580
Gillette Company                                       3,950,586        176,907,241
Lauder (Estee) Companies, Inc.                         2,092,312         95,765,120
-----------------------------------------------------------------------------------
                                                                   $    279,382,941
-----------------------------------------------------------------------------------

PHARMACEUTICALS -- 6.2%

Abbott Laboratories                                    2,821,474   $    131,621,762
Allergan, Inc.                                            38,300          3,104,981
Bristol-Myers Squibb Company                           4,566,981        117,006,053
Elan Corp., PLC ADR(1)                                    31,838            867,586
Forest Laboratories, Inc.(1)                              56,800          2,548,048
GlaxoSmithKline plc                                      430,517         20,402,201
Johnson & Johnson                                      3,181,341        201,760,646
King Pharmaceuticals, Inc.(1)                            505,637          6,269,899
Lilly (Eli) & Co.                                      3,412,870        193,680,373
Merck & Co., Inc.                                      2,317,124         74,472,365
Mylan Laboratories, Inc.                                  27,992            494,899
Novo Nordisk ADR                                         292,277         15,858,950
Pfizer, Inc.                                           8,662,582        232,936,830
Schering AG ADR                                           25,000          1,856,250
Schering-Plough Corp.                                  2,515,998         52,534,038
Sepracor, Inc.(1)                                          4,000            237,480
Teva Pharmaceutical Industries Ltd. ADR                2,282,011         68,140,848
Watson Pharmaceuticals, Inc.(1)                          865,911         28,410,540
Wyeth Corp.                                              790,783         33,679,448
-----------------------------------------------------------------------------------
                                                                   $  1,185,883,197
-----------------------------------------------------------------------------------

                        See notes to financial statements

SECURITY                                              SHARES       VALUE
-----------------------------------------------------------------------------------
REAL ESTATE -- 0.2%

AvalonBay Communities, Inc.                               28,867   $      2,173,685
Catellus Development Corp.                               419,601         12,839,791
Forest City Enterprises - Class A                         38,663          2,225,056
Jones Lang Lasalle, Inc.(1)                              154,567          5,782,351
Plum Creek Timber Co., Inc.                              198,791          7,641,526
Trammell Crow Co.(1)                                     764,200         13,839,662
-----------------------------------------------------------------------------------
                                                                   $     44,502,071
-----------------------------------------------------------------------------------

ROAD AND RAIL -- 0.2%

ANC Rental Corporation(1)                                459,525   $             46
Burlington Northern Santa Fe Corp.                       207,932          9,837,263
CSX Corporation                                           38,134          1,528,411
Florida East Coast Industries, Inc.                      121,978          5,501,208
Heartland Express, Inc.                                  653,154         14,676,370
Kansas City Southern Industries, Inc.(1)                  15,215            269,762
Norfolk Southern Corp.                                     3,990            144,398
Union Pacific Corp.                                        7,811            525,290
-----------------------------------------------------------------------------------
                                                                   $     32,482,748
-----------------------------------------------------------------------------------

SEMICONDUCTORS AND SEMICONDUCTOR
EQUIPMENT -- 2.0%

Agere Systems, Inc.(1)                                     6,495   $          8,898
Agere Systems, Inc., Class B(1)                          159,398            215,187
Altera Corp.(1)                                           66,116          1,368,601
Analog Devices, Inc.                                     778,870         28,755,880
Applied Materials, Inc.(1)                             1,741,642         29,782,078
Broadcom Corp. - Class A(1)                              530,892         17,137,194
Broadcom Corp. - Class A(1)(2)(3)                         35,000          1,128,105
Conexant Systems, Inc.(1)                                134,174            267,006
Cypress Semiconductor Corporation(1)                     152,742          1,791,664
Freescale Semiconductor-B(1)                             101,704          1,867,286
Intel Corp.                                            9,580,974        224,098,982
KLA-Tencor Corp.(1)                                      148,373          6,911,214
Linear Technologies Corp.                                187,760          7,277,578
LSI Logic Corporation(1)                                 132,810            727,799
Maxim Integrated Products Co.                            374,351         15,868,739
Mindspeed Technologies Inc.(1)                            44,724            124,333
Skyworks Solutions, Inc.(1)                               98,685            930,600
Taiwan Semiconductor ADR                                     866              7,352
Teradyne, Inc.(1)                                         27,996            477,892
Texas Instruments, Inc.                                1,912,604         47,088,310
Xilinx, Inc.                                              59,554          1,765,776
-----------------------------------------------------------------------------------
                                                                   $    387,600,474
-----------------------------------------------------------------------------------

SOFTWARE -- 2.1%

Adobe Systems, Inc.                                      258,794   $     16,236,736
Cadence Design Systems, Inc.(1)                          900,000         12,429,000
Cognos, Inc.(1)                                           77,000          3,392,620
Computer Associates International, Inc.                   33,070          1,027,154
Compuware Corp.(1)                                       150,944            976,608
Electronic Arts Inc.(1)                                   21,405          1,320,260
Fair, Isaac and Co., Inc.                                997,172         36,576,269
Henry (Jack) & Associates                                201,006          4,002,029
Intuit, Inc.(1)                                          921,314         40,547,029
Microsoft Corp.                                        7,312,311        195,311,827
Oracle Corp.(1)                                          817,568         11,217,033
PalmSource, Inc.(1)                                       20,208            257,450
Parametric Technology Corp.(1)                            94,600            557,194
Reynolds & Reynolds, Co.                                 216,412          5,737,082
Sap AG ADR                                               600,000         26,526,000
Siebel Systems, Inc.(1)                                  179,184          1,881,432
Symantec Corporation(1)                                1,499,722         38,632,839
VERITAS Software Corp.(1)                                243,942          6,964,544
Wind River Systems, Inc.(1)                               91,910          1,245,381
-----------------------------------------------------------------------------------
                                                                   $    404,838,487
-----------------------------------------------------------------------------------

SPECIALTY RETAIL -- 2.0%

Abercrombie & Fitch Co.                                   11,225   $        527,014
AutoNation, Inc.(1)                                    1,493,099         28,682,432
Best Buy Co., Inc.                                       113,610          6,750,706
Burlington Coat Factory Warehouse Corp.                  238,448          5,412,770
CarMax, Inc.(1)                                           67,797          2,105,097
Circuit City Stores, Inc.                                216,000          3,378,240
Gap, Inc. (The)                                          541,012         11,426,173
Home Depot, Inc. (The)                                 4,281,726        183,000,969
Limited Brands, Inc.                                     762,510         17,552,980
Lowe's Companies                                         875,941         50,445,442
Office Depot, Inc.(1)                                    205,276          3,563,591
Officemax Inc.                                             2,192             68,785
Payless Shoesource, Inc.(1)                               23,100            284,130
Pep Boys - Manny, Moe & Jack (The)                        83,415          1,423,894
Radioshack Corp.                                         631,599         20,766,975
Sherwin-Williams Co. (The)                                80,569          3,595,794
Staples, Inc.                                            158,266          5,335,147
Tiffany & Co.                                             57,286          1,831,433
TJX Companies, Inc. (The)                              1,716,834         43,144,038
Too, Inc.(1)                                              38,284            936,427
-----------------------------------------------------------------------------------
                                                                   $    390,232,037
-----------------------------------------------------------------------------------

                        See notes to financial statements

SECURITY                                              SHARES       VALUE
-----------------------------------------------------------------------------------
TEXTILES, APPAREL AND LUXURY GOODS -- 0.7%

Coach, Inc.(1)                                           365,720   $     20,626,608
Nike Inc., Class B                                     1,329,222        120,547,143
Unifi, Inc.(1)                                             1,208              4,627
-----------------------------------------------------------------------------------
                                                                   $    141,178,378
-----------------------------------------------------------------------------------

THRIFTS AND MORTGAGE FINANCE -- 0.7%

Countrywide Financial Corp.                            1,499,998   $     55,514,926
Fannie Mae                                               345,171         24,579,627
Freddie Mac                                              135,586          9,992,688
Golden West Financial Corporation                         74,590          4,581,318
MGIC Investment Corp.                                     85,000          5,857,350
Radian Group, Inc.                                        30,800          1,639,792
Washington Mutual, Inc.                                  927,674         39,222,057
-----------------------------------------------------------------------------------
                                                                   $    141,387,758
-----------------------------------------------------------------------------------

TOBACCO -- 0.2%

Altria Group Inc.                                        763,945   $     46,677,040
UST, Inc.                                                    439             21,120
-----------------------------------------------------------------------------------
                                                                   $     46,698,160
-----------------------------------------------------------------------------------

TRADING COMPANIES AND DISTRIBUTORS -- 0.0%

United Rentals, Inc.(1)                                  401,179   $      7,582,283
-----------------------------------------------------------------------------------
                                                                   $      7,582,283
-----------------------------------------------------------------------------------

WIRELESS TELECOMMUNICATION SERVICES -- 0.1%

Nextel Communications, Inc., Class A(1)                  134,072   $      4,022,160
Telephone and Data Systems, Inc.                          70,844          5,451,446
Vodafone Group plc ADR                                   213,962          5,858,280
-----------------------------------------------------------------------------------
                                                                   $     15,331,886
-----------------------------------------------------------------------------------

TOTAL COMMON STOCKS
   (IDENTIFIED COST $14,860,534,853)                               $ 19,109,250,562
-----------------------------------------------------------------------------------

CONVERTIBLE PREFERRED STOCKS -- 0.0%

SECURITY                                              SHARES       VALUE
-----------------------------------------------------------------------------------
MULTI-UTILITIES AND UNREGULATED POWER -- 0.0%

Enron Corp.(1)(2)                                         11,050   $              0
-----------------------------------------------------------------------------------
                                                                   $              0
-----------------------------------------------------------------------------------

TOTAL CONVERTIBLE PREFERRED STOCKS
   (IDENTIFIED COST $4,500,777)                                    $              0
-----------------------------------------------------------------------------------

PREFERRED STOCK -- 0.0%

SECURITY                                              SHARES       VALUE
-----------------------------------------------------------------------------------
COMMERCIAL BANKS -- 0.0%

Wachovia Corp. (Dividend Equalization
   Preferred Shares)(1)                                  166,518   $            167
-----------------------------------------------------------------------------------
                                                                   $            167
-----------------------------------------------------------------------------------

TOTAL PREFERRED STOCKS
   (IDENTIFIED COST $39,407)                                       $            167
-----------------------------------------------------------------------------------

WARRANTS -- 0.0%

SECURITY                                              SHARES       VALUE
-----------------------------------------------------------------------------------
COMMUNICATIONS EQUIPMENT -- 0.0%

Lucent Technologies, Inc.                                 18,106   $         28,607
-----------------------------------------------------------------------------------
                                                                   $         28,607
-----------------------------------------------------------------------------------

TOTAL WARRANTS
   (IDENTIFIED COST $0)                                            $         28,607
-----------------------------------------------------------------------------------

RIGHTS -- 0.0%

SECURITY                                              SHARES       VALUE
-----------------------------------------------------------------------------------
BANKS -- 0.0%

Bank United Corp. (Litigation Contingent
   Payment Rights)(1)(2)                                 102,072   $          6,124
-----------------------------------------------------------------------------------
                                                                   $          6,124
-----------------------------------------------------------------------------------

COMPUTERS AND BUSINESS EQUIPMENT -- 0.0%

Seagate Technology, Inc. (Tax Refund
   Rights)(1)(2)                                         197,392   $              0
-----------------------------------------------------------------------------------
                                                                   $              0
-----------------------------------------------------------------------------------

INTEGRATED TELECOMMUNICATION SERVICES -- 0.0%

McLeodUSA (Escrow Rights)(1)(2)                        1,592,200   $              0
-----------------------------------------------------------------------------------
                                                                   $              0
-----------------------------------------------------------------------------------

TOTAL RIGHTS
   (IDENTIFIED COST $50,596)                                       $          6,124
-----------------------------------------------------------------------------------

                        See notes to financial statements

SHORT-TERM INVESTMENTS -- 0.1%

                                                 PRINCIPAL
                                                 AMOUNT
SECURITY                                         (000'S OMITTED)   VALUE
-----------------------------------------------------------------------------------
Investors Bank & Trust Company--
Time Deposit, 2.25%, 1/3/05                      $         7,668   $      7,668,000
-----------------------------------------------------------------------------------

TOTAL SHORT-TERM INVESTMENTS
   (AT AMORTIZED COST, $7,668,000)                                 $      7,668,000
-----------------------------------------------------------------------------------

COMMERCIAL PAPER -- 0.1%

                                                 PRINCIPAL
                                                 AMOUNT
SECURITY                                         (000'S OMITTED)   VALUE
-----------------------------------------------------------------------------------
Societe Generale North America, 2.32%, 1/5/05    $        22,295   $     22,289,253
-----------------------------------------------------------------------------------

TOTAL COMMERCIAL PAPER
   (AT AMORTIZED COST, $22,289,253)                                $     22,289,253
-----------------------------------------------------------------------------------

TOTAL INVESTMENTS -- 100.0%
   (IDENTIFIED COST $14,895,082,886)                               $ 19,139,242,713
-----------------------------------------------------------------------------------

SECURITIES SOLD SHORT -- -1.0%

SECURITY                                              SHARES       VALUE
-----------------------------------------------------------------------------------
American International Group, Inc.                     3,000,000   $   (197,010,000)
-----------------------------------------------------------------------------------

TOTAL SECURITIES SOLD SHORT
   (PROCEEDS $169,710,627)                                         $   (197,010,000)
-----------------------------------------------------------------------------------

OTHER ASSETS, LESS LIABILITIES
   EXCLUDING SECURITIES SOLD SHORT -- 1.0%                         $    198,909,689
-----------------------------------------------------------------------------------

NET ASSETS -- 100.0%                                               $ 19,141,142,402
-----------------------------------------------------------------------------------

ADR - American Depositary Receipt
(1)  Non-income producing security.
(2) Security valued at fair value using methods determined in good faith by or at the direction of the Trustees.
(3)  Security subject to restrictions on resale (see Note 7).

                        See notes to financial statements

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2004
FINANCIAL STATEMENTS

STATEMENT OF ASSETS AND LIABILITIES

AS OF DECEMBER 31, 2004

ASSETS
Investments, at value (identified cost, $14,895,082,886)                      $ 19,139,242,713
Cash                                                                                     2,563
Deposits with brokers for securities sold short                                    169,710,627
Dividends and interest receivable                                                   24,103,436
Receivable for investments sold                                                      4,256,707
Tax reclaim receivable                                                               1,180,262
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $ 19,338,496,308
----------------------------------------------------------------------------------------------

LIABILITIES
Securities sold short, at value (proceeds received of $169,710,627)           $    197,010,000
Payable for dividends on securities sold short                                         225,000
Payable to affiliate for Trustees' fees                                                  6,053
Accrued expenses                                                                       112,853
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                             $    197,353,906
----------------------------------------------------------------------------------------------
NET ASSETS APPLICABLE TO INVESTORS' INTEREST IN PORTFOLIO                     $ 19,141,142,402
----------------------------------------------------------------------------------------------

SOURCES OF NET ASSETS
Net proceeds from capital contributions and withdrawals                       $ 14,924,128,572
Net unrealized appreciation (computed on the basis of identified cost)           4,217,013,830
----------------------------------------------------------------------------------------------
TOTAL                                                                         $ 19,141,142,402
----------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED
DECEMBER 31, 2004

INVESTMENT INCOME
Dividends (net of foreign taxes, $3,794,755)                                  $    291,107,513
Interest                                                                             1,157,693
----------------------------------------------------------------------------------------------
TOTAL INVESTMENT INCOME                                                       $    292,265,206
----------------------------------------------------------------------------------------------

EXPENSES
Investment adviser fee                                                        $     77,609,178
Trustees' fees and expenses                                                             25,376
Custodian fee                                                                        1,999,827
Dividends on securities sold short                                                     225,000
Legal and accounting services                                                           94,573
Miscellaneous                                                                          304,587
----------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                                $     80,258,541
----------------------------------------------------------------------------------------------
Deduct --
   Reduction of custodian fee                                                 $             39
   Reduction of investment adviser fee                                                  26,667
----------------------------------------------------------------------------------------------
TOTAL EXPENSE REDUCTIONS                                                      $         26,706
----------------------------------------------------------------------------------------------

NET EXPENSES                                                                  $     80,231,835
----------------------------------------------------------------------------------------------

NET INVESTMENT INCOME                                                         $    212,033,371
----------------------------------------------------------------------------------------------

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) --
   Investment transactions (identified cost basis)                            $    152,362,325
   Foreign currency transactions                                                        60,515
----------------------------------------------------------------------------------------------
NET REALIZED GAIN                                                             $    152,422,840
----------------------------------------------------------------------------------------------
Change in unrealized appreciation (depreciation) --
   Investments (identified cost basis)                                        $  1,345,093,649
   Securities sold short                                                           (27,299,373)
   Foreign currency                                                                     84,431
----------------------------------------------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)                          $  1,317,878,707
----------------------------------------------------------------------------------------------

NET REALIZED AND UNREALIZED GAIN                                              $  1,470,301,547
----------------------------------------------------------------------------------------------

NET INCREASE IN NET ASSETS FROM OPERATIONS                                    $  1,682,334,918
----------------------------------------------------------------------------------------------

                        See notes to financial statements

STATEMENTS OF CHANGES IN NET ASSETS

INCREASE (DECREASE)                             YEAR ENDED           YEAR ENDED
IN NET ASSETS                                   DECEMBER 31, 2004    DECEMBER 31, 2003
--------------------------------------------------------------------------------------
From operations --
   Net investment income                        $     212,033,371    $     163,045,716
   Net realized gain from investment
      transactions, securities sold short
      and foreign currency transactions               152,422,840           70,909,770
   Net change in unrealized appreciation
      (depreciation) of investments,
      securities sold short and
      foreign currency                              1,317,878,707        3,174,709,110
--------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM OPERATIONS      $   1,682,334,918    $   3,408,664,596
--------------------------------------------------------------------------------------
Capital transactions --
   Contributions                                $   1,775,098,351    $   1,351,483,956
   Withdrawals                                     (1,925,879,872)      (1,722,081,135)
--------------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS FROM
   CAPITAL TRANSACTIONS                         $    (150,781,521)   $    (370,597,179)
--------------------------------------------------------------------------------------

NET INCREASE IN NET ASSETS                      $   1,531,553,397    $   3,038,067,417
--------------------------------------------------------------------------------------

NET ASSETS

At beginning of year                            $  17,609,589,005    $  14,571,521,588
--------------------------------------------------------------------------------------
AT END OF YEAR                                  $  19,141,142,402    $  17,609,589,005
--------------------------------------------------------------------------------------

                       See notes to financial statements

SUPPLEMENTARY DATA

                                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------------
                                                         2004           2003           2002           2001           2000
-----------------------------------------------------------------------------------------------------------------------------
RATIOS/SUPPLEMENTAL DATA+

Ratios (As a percentage of average daily net
  assets):
   Net expenses                                              0.45%          0.45%          0.45%          0.45%          0.45%
   Net expenses after custodian fee reduction                0.45%            --             --             --             --
   Net investment income                                     1.18%          1.05%          0.85%          0.64%          0.67%
Portfolio Turnover                                              3%            15%            23%            18%            13%
-----------------------------------------------------------------------------------------------------------------------------
TOTAL RETURN(1)                                              9.67%         23.88%        (19.52)%        (9.67)%           --
-----------------------------------------------------------------------------------------------------------------------------
NET ASSETS, END OF YEAR (000'S OMITTED)              $ 19,141,142   $ 17,609,589   $ 14,571,522   $ 18,335,865   $ 18,385,069
-----------------------------------------------------------------------------------------------------------------------------
+  The operating expenses of the Portfolio reflect a reduction of the investment adviser fee. Had such action not been taken, the ratios would have been as follows:
Ratios (As a percentage of average daily net assets):
   Expenses                                                  0.45%            --             --             --             --
   Expenses after custodian fee reduction                    0.45%            --             --             --             --
   Net investment income                                     1.18%            --             --             --             --
-----------------------------------------------------------------------------------------------------------------------------

(1) Total return is required to be disclosed for fiscal years beginning after December 15, 2000.

                        See notes to financial statements

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2004
NOTES TO FINANCIAL STATEMENTS

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

A INVESTMENT VALUATIONS -- Securities listed on a U.S. securities exchange generally are valued at the last sale price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and asked prices therefore on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ National Market System generally are valued at the official NASDAQ closing price. Unlisted or listed securities for which closing sales prices or closing quotations are not available are valued at the mean between the latest available bid and asked prices or, in the case of preferred equity securities that are not listed or traded in the over-the-counter market, by an independent pricing service. Exchange-traded options are valued at the last sale price for the day of valuation as quoted on the principal exchange or board of trade on which the options are traded or, in the absence of sales on such date, at the mean between the latest bid and asked prices therefore. Futures positions on securities and currencies generally are valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. If short-term debt securities were acquired with a remaining maturity of more than 60 days, their amortized cost value will be based on their value on the sixty-first day prior to maturity. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. Foreign securities and currencies are valued in U.S. dollars, based on foreign currency exchange rate quotations supplied by an independent quotation service. The daily valuation of foreign securities generally is determined as of the close of trading on the principal exchange on which such securities trade. Events occurring after the close of trading on foreign exchanges may result in adjustments to the valuation of foreign securities to more accurately reflect their fair value as of the close of regular trading on the New York Stock Exchange. When valuing foreign equity securities that meet certain criteria, the Trustees have approved the use of a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the securities held by the Portfolio. Investments held by the Portfolio for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees of the Portfolio considering relevant factors, data and information including the market value of freely tradable securities of the same class in the principal market on which such securities are normally traded.

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

E SECURITIES SOLD SHORT -- The Portfolio may sell a security short if it owns at least an equal amount of the security sold short or another security exchangeable for an equal amount of the security sold short in anticipation of a decline in the market price of the securities or in order to hedge portfolio positions. The Portfolio will generally borrow the security sold in order to make delivery to the buyer. Upon executing the transaction, the Portfolio records the proceeds as deposits with brokers in the Statement of Assets and Liabilities and establishes an offsetting payable for securities sold short for the securities due on settlement. The proceeds are retained by the broker as collateral for the short position. The liability is marked-to-market and the Portfolio is required to pay the lending broker any dividend or interest income earned while the short position is open. A gain or loss is recognized when the security is delivered to the broker. The Portfolio may recognize a loss on the transaction if the market value of the securities sold increases before the securities are delivered.

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

G INDEMNIFICATIONS -- Under the Portfolio's organizational documents, its officers and Trustees may be indemnified against certain liabilities and expenses arising out of the performance of their duties to the Portfolio. Interestholders in the Portfolio are jointly and severally liable for the liabilities and obligations of the Portfolio in the event that the Portfolio fails to satisfy such liabilities and obligations; provided, however, that, to the extent assets are available in the Portfolio, the Portfolio may, under certain circumstances, indemnify interestholders from and against any claim or liability to which such holder may become subject by reason of being or having been an interestholder in the Portfolio. Additionally, in the normal course of business, the Fund enters into agreements with the service providers that may contain indemnification clauses. The Portfolio's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Portfolio that have not yet occurred.

H OTHER -- Investment transactions are accounted for on a trade-date basis. Dividend income is recorded on the ex-dividend date. However, if the ex-dividend date has passed, certain dividends from foreign securities are recorded as the Portfolio is informed of the ex-dividend date. Interest income is recorded on the accrual basis.

I EXPENSE REDUCTION -- Investors Bank & Trust Company (IBT) serves as custodian of the Portfolio. Pursuant to the custodian agreement, IBT receives a fee reduced by credits which are determined based on the average daily cash balances the Portfolio maintains with IBT. All credit balances used to reduce the Portfolio's custodian fees are reported as a reduction of expenses on the Statement of Operations.

J USE OF ESTIMATES -- The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

2   INVESTMENT ADVISER FEE AND OTHER TRANSACTIONS WITH AFFILIATES

The investment adviser fee is earned by Boston Management and Research (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM), as compensation for management and investment advisory services rendered to the Portfolio. Under the advisory agreement, BMR receives a monthly advisory fee in the amount of 0.625% annually of average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. Certain of the advisory fee rate reductions are pursuant to an agreement between the Portfolio's Board of Trustees and BMR. Those reductions may not be changed without Trustee and interestholder approval. For the year ended December 31, 2004, the advisory fee was 0.43% of the Portfolio's average daily net assets. BMR has also agreed to reduce the investment adviser fee by an amount equal to that portion of commissions paid to broker dealers in execution of Portfolio security transactions that is consideration for third-party research services. For the year ended December 31, 2004, BMR waived $26,667 of its advisory fee. Except for Trustees of the Portfolio who are not members of EVM's or BMR's organization, officers and Trustees receive remuneration for their services to the Portfolio out of such investment adviser fee. Trustees of the Portfolio who are not affiliated with the Investment Adviser may elect to defer receipt of all or a percentage of their annual fees in accordance with the terms of the Trustees' Deferred Compensation Plan. For the year ended December 31, 2004, no significant amounts have been deferred.

Certain officers and Trustees of the Portfolio are officers of the above organizations.

3   INVESTMENT TRANSACTIONS

For the year ended December 31, 2004, purchases and sales of investments, other than short-term obligations, aggregated $534,673,041 and $946,726,635, respectively. In addition, investments having an aggregate market value of $808,158,950 at dates of withdrawal were distributed in payment for capital withdrawals. During the year ended December 31, 2004, investors contributed securities with a value of $1,370,704,943.

4   FEDERAL INCOME TAX BASIS OF UNREALIZED APPRECIATION (DEPRECIATION)

The cost and unrealized appreciation (depreciation) in value of the investments owned at December 31, 2004 as computed on a federal income tax basis, were as follows:

AGGREGATE COST                          $  4,833,216,291
--------------------------------------------------------
Gross unrealized appreciation           $ 14,307,238,475
Gross unrealized depreciation                 (1,212,053)
--------------------------------------------------------
NET UNREALIZED APPRECIATION             $ 14,306,026,422
--------------------------------------------------------

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

The notional or contractual amounts of these instruments represent the investment the Portfolio has in particular classes of financial instruments and does not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are considered. The Portfolio did not have any open obligations under these financial instruments at December 31, 2004.

6   LINE OF CREDIT

The Portfolio participates with other portfolios and funds managed by BMR and EVM and its affiliates in a $150 million unsecured line of credit agreement with a group of banks. Borrowings will be made by the Portfolio solely to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Interest is charged to each participating portfolio or fund based on its borrowings at an amount above either the Eurodollar rate or Federal Funds rate. In addition, a fee computed at an annual rate of 0.1% on the daily unused portion of the line of credit is allocated among the participating portfolios and funds at the end of each quarter. The Portfolio did not have any significant borrowings or allocated fees during the year ended December 31, 2004.

7   RESTRICTED SECURITIES

At December 31, 2004, the Portfolio owned the following securities (representing 0.02% of net assets) which were restricted as to public resale and not registered under the Securities Act of 1933. The securities are eligible for resale after December 15, 2005, except for the 25,000 shares of Sysco Corp. which are eligible for resale after March 3, 2005. The securities are valued at fair value using methods determined in good faith by or at the direction of the Trustees.

                            DATE OF
COMMON STOCKS               ACQUISITION         SHARES       COST        FAIR VALUE
------------------------------------------------------------------------------------
Broadcom Corp. - Class A       12/15/04         35,000   $  1,121,815   $  1,128,105
Progressive Corp.              12/15/04         10,900        943,939        923,369
Sysco Corp.                      3/3/04         25,000        994,756        953,892
Sysco Corp.                    12/15/04         30,000      1,115,824      1,143,381
------------------------------------------------------------------------------------
                                                         $  4,176,334   $  4,148,747
------------------------------------------------------------------------------------

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2004
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE TRUSTEES AND INVESTORS
OF TAX-MANAGED GROWTH PORTFOLIO:

We have audited the accompanying statement of assets and liabilities, including the portfolio of investments, of Tax-Managed Growth Portfolio (the Portfolio) as of December 31, 2004, and the related statement of operations for the year then ended, the statements of changes in net assets for each of the two years in the period then ended and the supplementary data for each of the five years in the period then ended. These financial statements and supplementary data are the responsibility of the Portfolio's management. Our responsibility is to express an opinion on these financial statements and supplementary data based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Portfolio's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2004, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and supplementary data present fairly, in all material respects, the financial position of Tax-Managed Growth Portfolio at December 31, 2004, the results of its operations for the year then ended, the changes in its net assets for each of the two years in the period then ended and its supplementary data for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 18, 2005

BELROSE CAPITAL FUND LLC

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


            MANAGER OF BELROSE
            REALTY CORPORATION
            Boston Management and Research
            The Eaton Vance Building
            255 State Street
            Boston, MA 02109


            MANAGER OF BELROSE CAPITAL FUND LLC
            Eaton Vance Management
            The Eaton Vance Building
            255 State Street
            Boston, MA 02109


            CUSTODIAN AND TRANSFER AGENT
            Investors Bank & Trust Company
            200 Clarendon Street
            Boston, MA 02116

            INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            Deloitte & Touche LLP
            200 Berkeley Street
            Boston, MA 02116

                       This Page Intentionally Left Blank

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BELROSE CAPITAL FUND LLC
                                  (Registrant)

                                  By: /s/ Michelle A. Green
                                      ------------------------
                                      Michelle A. Green
                                      Duly Authorized Officer and
                                      Principal Accounting Officer


Date:  March 15, 2005



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                  By: /s/ Thomas E. Faust Jr.
                                      -------------------------
                                      Thomas E. Faust Jr.
                                      Chief Executive Officer

Date:  March 15, 2005



                                  By: /s/ Michelle A. Green
                                      -------------------------
                                      Michelle A. Green
                                      Chief Financial Officer

Date:  March 15, 2005

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

  4.1 Copy of Loan and Security Agreement between the Fund and DrKW Holdings, Inc. dated as of June 30, 2003 filed as Exhibit 4.1 to the Fund's Form 10-Q filed for the period ended June 30, 2003 and incorporated herein by reference.

  4.1(a) Copy of Amendment dated September 29, 2003 to Loan and Security Agreement between the Fund and DrKW Holdings, Inc. filed as
               Exhibit 4.1(a) to the Fund's Form 10-Q filed for the period ended September 30, 2003 and incorporated herein by reference.

  4.2 Copy of Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., the lenders referred to therein and Merrill Lynch Capital Services, Inc., dated June 30, 2003 filed as Exhibit 4.2 to the Fund's Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

  4.2(a) Copy of Amendment dated September 29, 2003 to Loan and Security Agreement among Belport Capital Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(a) to the Fund's Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

  4.2(b) Copy of Amendment No. 2 dated August 3, 2004 to Loan and Security Agreement among Belport Capital Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(b) to the Fund's Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.

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

 21            List of Subsidiaries of the Fund filed herewith.

 31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

 99.3          Form N-CSR of Eaton Vance Tax-Managed  Growth Portfolio (File No.
               811-7409) for its year ended December 31, 2004 filed electronically with the Securities and Exchange Commission under the Investment Company Act of 1940 on March __, 2005 (incorporated herein by reference pursuant to Rule 12b-32).