Form 10-Q
period 2005-03-31
BELROSE CAPITAL FUND LLC
filed 2005-05-10
CIK 1170304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the quarterly period ended March 31, 2005

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

                                                                           Page
PART I      FINANCIAL INFORMATION........................................... 1

Item 1.     Financial Statements............................................ 1

            Condensed Consolidated Statements of Assets and Liabilities
            as of March 31, 2005 (Unaudited) and December 31, 2004.......... 3

            Condensed Consolidated Statements of Operations (Unaudited)
            for the Three Months Ended March 31, 2005 and 2004.............. 4

            Condensed Consolidated Statements of Changes in Net Assets
            for the Three Months Ended March 31, 2005 (Unaudited) and
            the Year Ended December 31, 2004................................ 6

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Three Months Ended March 31, 2005 and 2004.............. 7

            Financial Highlights (Unaudited) for the Three Months Ended
            March 31, 2005.................................................. 9

            Notes to Condensed Consolidated Financial Statements as of
            March 31, 2005 (Unaudited)......................................10

Item 2.     Management's Discussion and Analysis of Financial Condition
            (MD&A) and Results of Operations................................15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk......18

Item 4.     Controls and Procedures.........................................20

PART II     OTHER INFORMATION...............................................20

Item 1.     Legal Proceedings...............................................20

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.....20

Item 3.     Defaults Upon Senior Securities.................................21

Item 4.     Submission of Matters to a Vote of Security Holders.............21

Item 5.     Other Information...............................................21

Item 6.     Exhibits........................................................21

SIGNATURES..................................................................22

EXHIBIT INDEX...............................................................23

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
--------------------------------------------------------------------------------

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                         March 31, 2005           December 31,
                                                                                           (Unaudited)                2004
                                                                                     ------------------------  -------------------
Assets:
 Investment in Belvedere Capital Fund Company LLC (Belvedere Company)                     $ 1,710,328,336        $ 1,757,804,676
 Investment in Partnership Preference Units                                                    75,355,958             59,581,395
 Investment in other real estate                                                              527,614,027            498,389,878
 Short-term investments                                                                         3,068,000                721,000
                                                                                     ------------------------  -------------------
Total investments                                                                         $ 2,316,366,321        $ 2,316,496,949
 Cash                                                                                           6,686,654              5,348,786
 Escrow deposits - restricted                                                                   2,164,240              2,160,740
 Open interest rate swap agreements, at value                                                   5,310,344                556,139
 Distributions and interest receivable                                                                255                    343
 Other assets                                                                                   7,876,546              8,505,884
                                                                                     ------------------------  -------------------
Total assets                                                                              $ 2,338,404,360        $ 2,333,068,841
                                                                                     ------------------------  -------------------

Liabilities:
 Loan payable - Credit Facility                                                           $   270,000,000        $   236,000,000
 Mortgages payable                                                                            359,850,000            359,850,000
 Payable for Fund Shares redeemed                                                                       -              3,958,764
 Security deposits                                                                              1,438,594              1,443,878
 Swap interest payable                                                                            518,292                 46,549
 Accrued expenses:
  Interest expense                                                                              2,178,189              2,166,072
  Property taxes                                                                                1,450,902              1,188,106
  Other expenses and liabilities                                                                4,416,630              4,354,953
 Minority interests in controlled subsidiaries                                                 37,037,941             29,833,094
                                                                                     ------------------------  -------------------
Total liabilities                                                                         $   676,890,548        $   638,841,416
                                                                                     ------------------------  -------------------

Net assets                                                                                $ 1,661,513,812        $ 1,694,227,425

                                                                                     ------------------------  -------------------
Shareholders' Capital                                                                     $ 1,661,513,812        $ 1,694,227,425
                                                                                     ------------------------  -------------------

Shares outstanding                                                                             16,610,209             16,604,562
                                                                                     ------------------------  -------------------

Net asset value and redemption price per Share                                            $        100.03        $        102.03
                                                                                     ------------------------  -------------------

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)


                                                                                     Three Months             Three Months
                                                                                        Ended                     Ended
                                                                                    March 31, 2005           March 31, 2004
                                                                                -----------------------   ----------------------
Investment Income:
 Dividends allocated from Belvedere Company
  (net of foreign taxes of $68,064 and $69,016, respectively)                         $  7,066,692             $  5,768,065
 Interest allocated from Belvedere Company                                                  51,809                   27,983
 Expenses allocated from Belvedere Company                                              (2,570,773)              (2,500,325)
                                                                                -----------------------   ----------------------
 Net investment income allocated from Belvedere Company                               $  4,547,728             $  3,295,723
 Rental income                                                                          15,213,128               16,210,789
 Distributions from Partnership Preference Units                                         1,112,391                2,774,410
 Interest                                                                                   82,446                   59,187
                                                                                -----------------------   ----------------------
Total investment income                                                               $ 20,955,693             $ 22,340,109
                                                                                -----------------------   ----------------------

Expenses:
 Investment advisory and administrative fees                                          $  1,451,882             $  1,407,583
 Property management fees                                                                  565,923                  646,527
 Distribution and servicing fees                                                           795,626                  821,760
 Interest expense on mortgages                                                           6,126,770                6,579,441
 Interest expense on Credit Facility                                                     1,830,236                  740,230
 Property and maintenance expenses                                                       4,965,674                4,459,360
 Property taxes and insurance                                                            2,130,282                2,030,202
 Miscellaneous                                                                             608,228                  152,447
                                                                                -----------------------   ----------------------
Total expenses                                                                        $ 18,474,621             $ 16,837,550
Deduct-
 Reduction of investment advisory and administrative fees                                  410,790                  410,995
                                                                                -----------------------   ----------------------
Net expenses                                                                          $ 18,063,831             $ 16,426,555
                                                                                -----------------------   ----------------------
Net investment income before minority interests in net income of
 controlled subsidiaries                                                              $  2,891,862             $  5,913,554
Minority interests in net income of controlled subsidiaries                               (205,899)                (473,208)
                                                                                -----------------------   ----------------------
Net investment income                                                                 $  2,685,963             $  5,440,346
                                                                                -----------------------   ----------------------

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                                                     Three Months              Three Months
                                                                                         Ended                     Ended
                                                                                    March 31, 2005            March 31, 2004
                                                                                 --------------------      --------------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions, securities sold short and
  foreign currency transactions allocated from
  Belvedere Company (identified cost basis)                                          $  (1,016,998)          $    6,066,514
 Investment transactions in Partnership
  Preference Units (identified cost basis)                                                       -                3,048,719
 Interest rate swap agreements (1)                                                        (699,274)                (995,428)
                                                                                 --------------------      --------------------
Net realized (loss) gain                                                             $  (1,716,272)          $    8,119,805
                                                                                 --------------------      --------------------

Change in unrealized appreciation (depreciation) -
 Investments, securities sold short and foreign currency allocated
  from Belvedere Company (identified cost basis)                                     $ (39,817,107)          $   24,802,728
 Investments in Partnership Preference Units
  (identified cost basis)                                                                  774,563               (3,836,606)
 Investments in other real estate (net of minority interests in unrealized appreciation (depreciation) of controlled subsidiaries
  of $6,754,025 and $(1,019,085), respectively)                                         21,623,959                  349,224
 Interest rate swap agreements                                                           4,754,205               (4,364,327)
                                                                                 --------------------      --------------------
Net change in unrealized appreciation (depreciation)                                 $ (12,664,380)           $  16,951,019
                                                                                 --------------------      --------------------

Net realized and unrealized (loss) gain                                              $ (14,380,652)           $  25,070,824
                                                                                 --------------------      --------------------

Net (decrease) increase in net assets from operations                                $ (11,694,689)           $  30,511,170
                                                                                 ====================      ====================

(1) Amounts represent periodic payments made in connection with interest rate swap agreements (Note 5).

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                                                                           Three Months
                                                                                              Ended               Year Ended
                                                                                          March 31, 2005         December 31,
                                                                                           (Unaudited)               2004
                                                                                       ---------------------  --------------------
Increase (Decrease) in Net Assets:
 Net investment income                                                                    $     2,685,963        $    17,520,056
 Net realized (loss) gain from investment transactions, securities sold
  short, foreign currency transactions and interest rate swap agreements                       (1,716,272)            37,095,580
 Net change in unrealized appreciation (depreciation) of
  investments, securities sold short, foreign currency and interest
  rate swap agreements                                                                        (12,664,380)            62,187,846
                                                                                      ---------------------  --------------------
Net (decrease) increase in net assets from operations                                     $   (11,694,689)       $   116,803,482
                                                                                       ---------------------  --------------------

Transactions in Fund Shares -
 Net asset value of Fund Shares issued to Shareholders in
  payment of distributions declared                                                       $     9,236,397        $     5,415,563
 Net asset value of Fund Shares redeemed                                                       (8,837,993)           (47,331,125)
                                                                                       ---------------------  --------------------
Net increase (decrease) in net assets from Fund Share transactions                        $       398,404        $   (41,915,562)
                                                                                       ---------------------  --------------------

Distributions -
 Distributions to Shareholders                                                            $   (21,417,328)       $   (13,115,253)
                                                                                       ---------------------  --------------------
Total distributions                                                                       $   (21,417,328)       $   (13,115,253)
                                                                                       ---------------------  --------------------

Net (decrease) increase in net assets                                                     $   (32,713,613)       $    61,772,667

Net assets:
 At beginning of period                                                                   $ 1,694,227,425        $ 1,632,454,758
                                                                                       ---------------------  --------------------
 At end of period                                                                         $ 1,661,513,812        $ 1,694,227,425
                                                                                       =====================  ====================

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                       Three Months            Three Months
                                                                                           Ended                   Ended
                                                                                      March 31, 2005          March 31, 2004
                                                                                 ----------------------   ---------------------
Cash Flows From (For) Operating Activities -
Net (decrease) increase in net assets from operations                                 $ (11,694,689)          $  30,511,170
Adjustments to reconcile net (decrease) increase in net assets from operations to net cash flows for operating activities -
  Net investment income allocated from Belvedere Company                                 (4,547,728)             (3,295,723)
  Increase in escrow deposits                                                                (3,500)                (17,507)
  Decrease in other assets                                                                  629,338                 683,243
  Decrease in distributions and interest receivable                                              88                 400,739
  Increase in interest payable for open swap agreements                                     471,743                   1,300
  Increase in security deposits, accrued interest and accrued
   other expenses and liabilities                                                            68,510                 740,084
  Increase (decrease) in accrued property taxes                                             262,796                (209,330)
  Purchases of Partnership Preference Units                                             (15,000,000)            (44,530,740)
  Proceeds from sales of Partnership Preference Units                                             -              19,568,229
  Improvements to rental property                                                          (846,165)               (859,875)
  (Increase) decrease in short-term investments                                          (2,347,000)              1,509,214
  Interest incurred on interest rate swap agreements                                       (699,274)               (995,428)
  Increase in minority interest                                                             240,000                       -
  Minority interests in net income of controlled subsidiaries                               205,899                 473,208
  Net realized loss (gain) from investment transactions, securities sold short,
   foreign currency transactions and interest rate swap agreements                        1,716,272              (8,119,805)
  Net change in unrealized (appreciation) depreciation of investments,
   securities sold short, foreign currency and interest rate swap agreements             12,664,380             (16,951,019)
                                                                                 ----------------------   ---------------------
Net cash flows for operating activities                                               $ (18,879,330)          $ (21,092,240)
                                                                                 ----------------------   ---------------------

Cash Flows From (For) Financing Activities -
 Proceeds from Credit Facility                                                        $  34,000,000           $  85,000,000
 Repayment of Credit Facility                                                                     -             (52,300,000)
 Payments for Fund Shares redeemed                                                       (1,606,794)             (1,608,751)
 Distributions paid to minority shareholders                                                      -                 (16,800)
 Distributions paid to Shareholders                                                     (12,180,931)             (7,699,690)
 Capital contributed by controlled subsidiary                                                 4,923                       -
                                                                                 ----------------------   ---------------------
Net cash flows from financing activities                                              $  20,217,198           $  23,374,759
                                                                                 ----------------------   ---------------------

Net increase in cash                                                                  $   1,337,868           $   2,282,519

Cash at beginning of period                                                           $   5,348,786           $   6,535,905
                                                                                 ----------------------   ---------------------
Cash at end of period                                                                 $   6,686,654           $   8,818,424
                                                                                 ======================   =====================

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                   Three Months               Three Months
                                                                                       Ended                     Ended
                                                                                  March 31, 2005             March 31, 2004
                                                                              ------------------------   -----------------------
Supplemental Disclosure and Non-cash Investing and
 Financing Activities -
  Interest paid on loan - Credit Facility                                          $  1,804,366              $    709,343
  Interest paid on mortgages                                                       $  5,999,202              $  6,476,132
  Interest paid on swap agreements                                                 $    227,531              $    994,128
  Market value of securities distributed in payment of redemptions                 $ 11,189,963              $  2,990,615

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of March 31, 2005
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Highlights (Unaudited)

For the Three Months Ended March 31, 2005
---------------------------------------------------------------------------------------------------------------

Net asset value - Beginning of period                                                    $ 102.030
---------------------------------------------------------------------------------------------------------------

Income (loss) from operations
---------------------------------------------------------------------------------------------------------------
Net investment income (1)                                                                $   0.161
Net realized and unrealized loss                                                            (0.871)
---------------------------------------------------------------------------------------------------------------
Total loss from operations                                                               $  (0.710)
---------------------------------------------------------------------------------------------------------------

Distributions
---------------------------------------------------------------------------------------------------------------
Distributions to Shareholders                                                            $  (1.290)
---------------------------------------------------------------------------------------------------------------
Total distributions                                                                      $  (1.290)
---------------------------------------------------------------------------------------------------------------

Net asset value - End of period                                                          $ 100.030
---------------------------------------------------------------------------------------------------------------

Total Return (2)                                                                             (0.67)%
---------------------------------------------------------------------------------------------------------------


                                                                                      As a Percentage         As a Percentage
                                                                                      of Average Net          of Average Gross
Ratios                                                                                   Assets (3)            Assets (3)(8)
------------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
 Interest and other borrowing costs  (4)                                                 1.19% (9)                0.89% (9)
 Operating expenses  (4)                                                                 1.50% (9)                1.13% (9)
Belrose Capital Fund LLC Expenses
 Interest and other borrowing costs  (5)(6)                                              0.45% (9)                0.34% (9)
 Investment advisory and administrative fees, distribution
  and servicing fees and other Fund operating expenses (5)(7)                            1.17% (9)                0.88% (9)
                                                                                 -----------------------   ----------------------
Total expenses                                                                           4.31%                    3.24%

Net investment income                                                                    0.65% (9)                0.49% (9)
------------------------------------------------------------------------------------------------------------------------------------

Supplemental Data
------------------------------------------------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                                                                   $  1,661,514
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)                                                 0.12%
------------------------------------------------------------------------------------------------------------------------------------

(1)  Calculated using average shares outstanding.
(2) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(3) For the purpose of calculating ratios, the income and expenses of Belrose Realty Corporation's (Belrose Realty) controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belrose Realty.
(4) Includes Belrose Realty's proportional share of expenses incurred by its controlled subsidiaries.
(5) Includes the expenses of Belrose Capital Fund LLC (Belrose Capital) and Belrose Realty. Does not include expenses of Belrose Realty's controlled subsidiaries.
(6) Ratios do not include interest incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be higher.
(7) Includes Belrose Capital's share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from the Portfolio.
(8) Average Gross Assets is defined as the average daily amount of all assets of Belrose Capital (including Belrose Capital's interest in Belvedere Company and Belrose Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belrose Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belrose Realty.
(9)  Annualized.

       See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of March 31, 2005
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The balance sheet at December 31, 2004 and the statement of changes in net assets for the year then ended have been derived from the December 31, 2004 audited financial statements but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

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

The allocation of Belrose Capital's net asset value per Share of $100.03 and $102.03 as of March 31, 2005 and December 31, 2004, respectively, between Preferred and Common shares that have been restructured is as follows:

                                          Per Share Value At                              Per Share Value At
                                            March 31, 2005                                 December 31, 2004
                           --------------------------------------------------------------------------------------------
                                   Preferred                 Common                  Preferred                Common
  Date of Contribution             Shares                    Shares                   Shares                  Shares
-----------------------------------------------------------------------------------------------------------------------
   February 19, 2003               $ 79.53                  $ 20.50                  $ 79.48                 $ 22.55
-----------------------------------------------------------------------------------------------------------------------

3    Investment Transactions

The following table summarizes the Fund's investment transactions, other than short-term obligations, for the three months ended March 31, 2005 and March 31, 2004:

                                                          Three Months Ended            Three Months Ended
          Investment Transaction                            March 31, 2005                March 31, 2004
-------------------------------------------------------------------------------------------------------------------
Decreases in investment in Belvedere Capital Fund
 Company LLC (Belvedere Company)                           $ 11,189,963                   $  2,990,615
Purchases of Partnership Preference Units (1)              $ 15,000,000                   $ 44,530,740
Sales of Partnership Preference Units                      $          -                   $ 19,568,229
   ----------------------------------------------------------------------------------------------------------------

(1) Purchases of Partnership Preference Units during the three months ended March 31, 2004 represent Partnership Preference Units purchased from other investment funds advised by Boston Management and Research (Boston Management). There were no Partnership Preference Units purchased from other investment funds advised by Boston Management during the three months ended March 31, 2005.

4    Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Company for the three months ended March 31, 2005 and March 31, 2004, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                                Three Months Ended       Three Months Ended
                                                                                  March 31, 2005           March 31, 2004
---------------------------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio (1)                                  $ 12,584,989,585     $ 11,520,846,141
The Fund's investment in Belvedere Company (2)                                     $  1,710,328,336     $  1,672,002,450
Income allocated to Belvedere Company from the Portfolio                           $     52,138,985     $     39,365,471
Income allocated to the Fund from Belvedere Company                                $      7,118,501     $      5,796,048
Expenses allocated to Belvedere Company from the Portfolio                         $     14,031,081     $     12,634,511
Expenses allocated to the Fund from Belvedere Company                              $      2,570,773     $      2,500,325
Net realized (loss) gain from investment transactions, securities sold short and foreign currency transactions allocated to Belvedere Company
 from the Portfolio                                                                $     (7,321,051)    $     41,048,575
Net realized (loss) gain from investment transactions, securities sold short and foreign currency transactions allocated to the Fund from Belvedere
 Company                                                                           $     (1,016,998)    $      6,066,514
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to Belvedere
 Company from the Portfolio                                                        $   (280,637,975)    $    163,577,445
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to the Fund from
 Belvedere Company                                                                 $    (39,817,107)    $     24,802,728
----------------------------------------------------------------------------- ---------------------------------------------

(1) As of March 31, 2005 and 2004, the value of Belvedere Company's interest in the Portfolio represents 67.7% and 63.9% of the Portfolio's net assets, respectively.
(2) As of March 31, 2005 and 2004, the Fund's investment in Belvedere Company represents 13.6% and 14.5% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at March 31, 2005, December 31, 2004 and March 31, 2004 and its operations for the three months ended March 31, 2005, for the year ended December 31, 2004 and for the three months ended March 31, 2004 follows:

                                                March 31,            December 31,             March 31,
                                                  2005                   2004                   2004
                                           -----------------------------------------------------------------
Investments, at value                       $18,468,165,880        $19,139,242,713         $18,003,359,532
Other assets                                    119,669,991            199,253,595              25,944,066
------------------------------------------------------------------------------------------------------------
Total assets                                $18,587,835,871        $19,338,496,308         $18,029,303,598
------------------------------------------------------------------------------------------------------------
Loan payable - Line of Credit               $     4,200,000        $             -         $             -
Securities sold short, at value                           -            197,010,000                       -
Other liabilities                                   125,209                343,906                 254,697
------------------------------------------------------------------------------------------------------------
Total liabilities                           $     4,325,209        $   197,353,906         $       254,697
------------------------------------------------------------------------------------------------------------
Net assets                                  $18,583,510,662        $19,141,142,402         $18,029,048,901
============================================================================================================
Dividends and interest                      $    77,449,217        $   292,265,206         $    62,101,320
------------------------------------------------------------------------------------------------------------

Investment adviser fee                      $    20,297,088        $    77,609,178         $   19,348,796
Other expenses                                      611,649              2,649,363                598,921
Total expense reductions                            (59,259)               (26,706)                     -
------------------------------------------------------------------------------------------------------------
Net expenses                               $     20,849,478        $    80,231,835         $   19,947,717
------------------------------------------------------------------------------------------------------------
Net investment income                      $     56,599,739        $   212,033,371         $   42,153,603
Net realized (loss) gain from
 investment transactions,
 securities sold short and
 foreign currency transactions                  (11,056,277)           152,422,840             64,894,806
Net change in unrealized
 appreciation (depreciation) of
 investments, securities sold
 short and foreign currency                    (422,252,722)         1,317,878,707            261,922,214
------------------------------------------------------------------------------------------------------------
Net (decrease) increase in net
 assets from operations                   $    (376,709,260)       $ 1,682,334,918         $  368,970,623
------------------------------------------------------------------------------------------------------------

5    Interest Rate Swap Agreements

Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belrose Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at March 31, 2005 and December 31, 2004 are listed below.

                                                                                      Unrealized           Unrealized
              Notional                                 Initial                        Appreciation         Appreciation
              Amount                                   Optional        Final          (Depreciation) at    (Depreciation) at
Effective     (000's      Fixed      Floating          Termination     Termination    March 31,            December 31,
Date          omitted)    Rate       Rate              Date            Date           2005                 2004
-----------------------------------------------------------------------------------------------------------------------------
10/03         $ 31,588    4.180%    LIBOR + 0.30%        7/09           6/10           $ 1,060,210         $   324,014
10/03           37,943    4.160%    LIBOR + 0.30%       11/09           6/10             1,278,250             373,892
10/03           83,307    4.045%    LIBOR + 0.30%         -             6/10             3,139,784           1,104,607
06/04           40,000    4.875%    LIBOR + 0.00%         -             6/12              (167,900)         (1,246,374)
-----------------------------------------------------------------------------------------------------------------------------
Total         $192,838                                                                 $ 5,310,344         $   556,139
-----------------------------------------------------------------------------------------------------------------------------

6    Segment Information

Belrose Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belrose Capital invests in real estate assets through its subsidiary Belrose Realty. Belrose Realty invests directly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Bel Apartment Properties Trust, Katahdin Property Trust LLC, Bel Communities Property Trust and Deerfield Property Trust (for the period during which Belrose Realty maintained an interest in each of the controlled subsidiaries).

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

                                                            Tax-Managed
For the Three Months Ended                                    Growth               Real
March 31, 2005                                              Portfolio*            Estate                  Total
---------------------------------------------------------------------------------------------------------------------
Revenue                                                    $  4,547,728          $ 16,373,091          $ 20,920,819
Interest expense on mortgages                                         -            (6,126,770)           (6,126,770)
Interest expense on Credit Facility                                   -            (1,409,282)           (1,409,282)
Operating expenses                                             (333,833)           (8,875,544)           (9,209,377)
Minority interest in net income of controlled
 subsidiaries                                                         -              (205,899)             (205,899)
---------------------------------------------------------------------------------------------------------------------
Net investment income (loss)                               $  4,213,895          $   (244,404)         $  3,969,491
Net realized loss                                            (1,016,998)             (699,274)           (1,716,272)
Net change in unrealized (depreciation) appreciation        (39,817,107)           27,152,727           (12,664,380)
---------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in net assets from operations
 of reportable segments                                    $(36,620,210)         $ 26,209,049          $(10,411,161)
---------------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
For the Three Months Ended                                    Growth                 Real
March 31, 2004                                              Portfolio*              Estate               Total
---------------------------------------------------------------------------------------------------------------------
Revenue                                                    $  3,295,723          $ 19,021,305       $  22,317,028
Interest expense on mortgages                                         -            (6,579,441)         (6,579,441)
Interest expense on Credit Facility                                   -              (614,391)           (614,391)
Operating expenses                                             (301,807)           (7,925,863)         (8,227,670)
Minority interest in net income of controlled
 subsidiaries                                                         -              (473,208)           (473,208)
---------------------------------------------------------------------------------------------------------------------
Net investment income                                      $  2,993,916          $  3,428,402       $   6,422,318
Net realized gain                                             6,066,514             2,053,291           8,119,805
Net change in unrealized appreciation (depreciation)         24,802,728            (7,851,709)         16,951,019
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in net assets from operations
 of reportable segments                                    $ 33,863,158          $ (2,370,016)      $  31,493,142
--------------------------------------------------------------------------------------------------------------------

                                                        Tax-Managed Growth         Real
At March 31, 2005                                           Portfolio*            Estate               Total
------------------------------------------------------------------------------------------------------------------
Segment assets                                            $ 1,710,328,336       $ 624,323,469      $ 2,334,651,805
Segment liabilities                                                     -         612,173,873          612,173,873
------------------------------------------------------------------------------------------------------------------
Net assets of reportable segments                         $ 1,710,328,336       $  12,149,596      $ 1,722,477,932
------------------------------------------------------------------------------------------------------------------

At December 31, 2004
------------------------------------------------------------------------------------------------------------------
Segment assets                                            $ 1,757,804,676       $ 574,172,316     $ 2,331,976,992
Segment liabilities                                             3,958,764         589,131,572          593,090,336
------------------------------------------------------------------------------------------------------------------

Net assets (liabilities) of reportable segments           $ 1,753,845,912       $ (14,959,256)    $ 1,738,886,656
------------------------------------------------------------------------------------------------------------------

* Belrose Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                                                                 Three Months           Three Months
                                                                                    Ended                  Ended
                                                                                March 31, 2005         March 31, 2004
                                                                            ----------------------- ---------------------
Revenue:
  Revenue from reportable segments                                                $    20,920,819       $   22,317,028
  Unallocated amounts:
     Interest earned on cash not invested in the Portfolio or in
       subsidiaries                                                                        34,874               23,081
                                                                            ----------------------- ---------------------
Total revenue                                                                     $    20,955,693       $   22,340,109
                                                                            ----------------------- ---------------------
Net increase (decrease) in net assets from operations:
  Net (decrease) increase in net assets from operations of reportable
     segments                                                                     $   (10,411,161)      $    31,493,142
  Unallocated investment income:
     Interest earned on cash not invested in the Portfolio or in
       subsidiaries                                                                        34,874                23,081
  Unallocated expenses (1):
     Distribution and servicing fees                                                     (795,626)             (821,760)
     Interest expense on Credit Facility                                                 (420,954)             (125,839)
     Audit, tax and legal fees                                                            (81,369)              (36,773)
     Other operating expenses                                                             (20,453)              (20,681)
                                                                            ----------------------- ---------------------
Total net (decrease) increase in net assets from operations                       $   (11,694,689)      $    30,511,170
                                                                            ----------------------- ---------------------

(1) Unallocated expenses represent costs incurred that pertain to the overall operation of Belrose Capital, and do not pertain to either operating segment.

                                                                                March 31, 2005       December 31, 2004
                                                                              -------------------- ----------------------
Net assets:
  Net assets of reportable segments                                               $ 1,722,477,932       $ 1,738,886,656
  Unallocated amounts:
      Cash (1)                                                                            684,555               370,849
      Short-term investments (1)                                                        3,068,000               721,000
      Loan payable - Credit Facility (2)                                              (64,508,412)          (45,508,412)
      Other liabilities                                                                  (208,263)             (242,668)
                                                                              -------------------- ----------------------
Total net assets                                                                  $ 1,661,513,812       $ 1,694,227,425
                                                                              -------------------- ----------------------

(1) Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.

(2) Unallocated amount of loan payable - Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (MD&A) AND RESULTS OF OPERATIONS.

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

(a) RESULTS OF OPERATIONS.

Increases and decreases in the Fund's net asset value per share are based on net investment income (or loss) and realized and unrealized gains and losses on investments. The Fund's net investment income (or loss) is determined by subtracting the Fund's total expenses from its investment income and then deducting the net investment income (or loss) attributable to the minority interest in controlled subsidiaries of Belrose Realty Corporation (Belrose Realty). The Fund's investment income includes the net investment income allocated to the Fund from Belvedere Capital Fund Company LLC (Belvedere Company), rental income from the properties owned by Belrose Realty's controlled subsidiaries, partnership income allocated to the income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) owned directly or indirectly by Belrose Realty and interest earned on the Fund's short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends and interest allocated to Belvedere Company by Tax-Managed Growth Portfolio (the Portfolio) less the expenses of Belvedere Company allocated to the Fund. The Fund's total expenses include the Fund's investment advisory and administrative fees, distribution and servicing fees, interest expense from mortgages on properties owned by Belrose Realty's controlled subsidiaries, interest expense on the Fund's Credit Facility (as described in Item 2(b) below), property management fees, property taxes, insurance, maintenance and other expenses relating to the properties owned by Belrose Realty's controlled subsidiaries, and other miscellaneous expenses. The Fund's realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund's indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belrose Realty, the Fund's interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

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

MD&A AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2005 COMPARED TO THE QUARTER ENDED MARCH 31, 2004

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund's primary performance benchmark. The S&P 500 Index is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interest in the

(1) Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. The Portfolio's total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for non-Portfolio expenses of that fund. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500 Index. It is not possible to invest directly in an Index.

Portfolio. In measuring the performance of the Fund's real estate investments , Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowings incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix a substantial port ion of the borrowing costs under the Credit Facility used to acquire equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value.

The Fund's total return was -0.67% for the quarter ended March 31, 2005. This return reflects a decrease in the Fund's net asset value per share from $102.03 to $100.03 and a distribution of $1.29 per share during the period. The total return of the S&P 500 Index was -2.15% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 1.31% during the period. Last year, the Fund had a total return performance of 1.89% for the quarter ended March 31, 2004 . This return reflected an increase in the Fund's net asset value per share from $95.84 to $96.87 and a distribution of $0.77 per share during the period. The S&P 500 Index had a total return of 1.69% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.23% during th at period.

PERFORMANCE OF THE PORTFOLIO. For the quarter ended March 31, 2005, the Portfolio had a total return of -1.98%, compared to a total return of 2.12% during the quarter ended March 31, 2004. The total return of the Portfolio exceeded the total return of the S&P 500 Index by 0.17% in the first quarter of 2005 and 0.43% in the first quarter of 2004. Although most U.S. public companies have continued to demonstrate solid profitability and earnings growth, market performance in the first quarter was hampered by rising interest rates and growing inflation fears amid resurging oil prices. As expected, the Federal Reserve raised the federal funds target rate to 2.75%, the seventh increase in this short-term interest rate benchmark since June of last year. During the quarter, investors favored defensive, higher-yielding stocks over cyclicals, technology stocks and other high volatility stocks. The tech-heavy NASDAQ Composite Index lost over 8% during the quarter.

Utilities and energy were the best performing sectors of the S&P 500 Index, while telecommunications and technology were the poorest performing sectors. Market leading industries in the first quarter included: oil and gas, health care providers and personal products. In contrast, information technology consulting, auto manufacturers and multi-line insurers were among the worst performing industry groups.

The Portfolio's relative performance versus the S&P 500 Index was driven primarily by industry and sector exposure and stock selection. The Portfolio benefited from the continued overweighting of the energy sector, as oil and gas related investments advanced during the quarter on rising commodity prices. The Portfolio's relative performance also benefited from underweight positions in the lagging information technology and telecommunication sectors. Relative performance was adversely affected by an overweighting of the lagging industrial sector and an underweighting of the utilities sector, which was among the strongest performers in a defensive market. Favorable stock selection within the thrift bank, media and catalog retailer industries was also beneficial to the overall results.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belrose Realty. As of March 31, 2005, real estate investments included three real estate joint ventures (the Real Estate Joint Ventures), Bel Communities Property Trust (Bel Communities), Deerfield Property Trust (Deerfield) and Katahdin Property Trust, LLC (Katahdin), and a portfolio of Partnership Preference Units. Bel Communities and Katahdin own multifamily properties and Deerfield owns industrial distribution properties. As of March 31, 2005, the estimated fair value of the Fund's real estate investments represented 25.8% of the Fund's total assets on a consolidated basis. After adjusting for minority interests in the Real Estate Joint Ventures, the Fund's real estate investments represented 29.8% of the Fund's net assets as of March 31, 2005.

During the quarter ended March 31, 2005, rental income from real estate operations was approximately $15.2 million compared to approximately $16.2 million for the quarter ended March 31, 2004, a decrease of $1.0 million or 6%. This decrease in rental income was due to the fact that rental revenues of the properties owned by Deerfield during the quarter ended March 31, 2005 were less than the rental revenues of the multifamily properties owned by Bel Apartment Properties Trust (Bel Apartment) during the quarter ended March 31, 2004. Belrose Realty sold its interest in Bel Apartment in November 2004. During the quarter ended March 31, 2004, rental income decreased due to reduced apartment rental rates, increased rent concessions and lower occupancy levels at properties owned by Bel Apartment, Bel Communities and Katahdin.

During the quarter ended March 31, 2005, property operating expenses were approximately $7.7 million compared to approximately $7.1 million for the quarter ended March 31, 2004, an increase of $0.6 million or 8% (property operating expenses are before certain operating expenses of Belrose Realty of approximately $1.2 million for the quarter ended March 31, 2005 and $0.8 million for the quarter ended March 31, 2004). The increase in property operating expenses was principally due to repair costs during the quarter ended March 31, 2005 related to hurricane damage in 2004 at certain Florida multifamily properties owned by Katahdin. The increase was partially offset by the fact that property operating expenses of the properties owned by Deerfield during the quarter ended March 31, 2005 were less than operating expenses of the multifamily properties owned by Bel Apartment during the quarter ended March 31, 2004. Property operating expenses for the quarter ended March 31, 2004 were substantially unchanged from the quarter ended March 31, 2003.

The recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry. However, oversupply conditions continue to exist in many major markets. Boston Management and Research (Boston Management), Belrose Realty's manager, expects that multifamily real estate operating results for 2005 will be similar to 2004, but that improvements in multifamily property operating performance will occur over the longer term. For many industrial distribution properties, reduced rent levels are likely to continue over the near term as above-market leases mature and space is re-leased at current market rates. Boston Management expects that improvements in industrial distribution property operating performance will occur over the longer term.

At March 31, 2005, the estimated fair value of the real properties indirectly held through Belrose Realty was approximately $526.1 million compared to approximately $473.7 million at March 31, 2004, a net increase of $52.4 million, or 11%. The net increase in estimated real property values at March 31, 2005 as compared to March 31, 2004 resulted principally from the acquisition of an interest in Deerfield in the third quarter of 2004 and increases in multifamily property values at Bel Communities and Katahdin. This increase was offset in part by Belrose Realty's sale of its interest in Bel Apartment in November 2004. The modest increase in estimated real property values at March 31, 2004 resulted from lower capitalization rates in a lower-return environment, which offset the impact on property values of lower near-term income expectations.

Despite weak real estate operating conditions over the past several years, property values in the U.S. have remained stable or increased modestly as lower near-term property earning expectations have generally been offset by lower capitalization and discount rates applied in valuing the properties. Capitalization rates and discount rates, terms commonly used in the real estate industry, are rate of return percentages applied to actual or projected income levels to estimate the value of real estate investments.

During the quarter ended March 31, 2005, the Fund saw net unrealized appreciation of the estimated fair value of its other real estate investments (which includes the Real Estate Joint Ventures) of approximately $21.6 million compared to unrealized appreciation of approximately $0.3 million during the quarter ended March 31, 2004. Net unrealized appreciation of approximately $21.6 million during the quarter ended March 31, 2005 was due principally to net increases in the estimated fair values of the properties in two of Belrose Realty's three Real Estate Joint Ventures, offset slightly by modest net decreases in estimated fair values of the properties in the third Real Estate Joint Venture. The net increases in estimated property values reflected the results of updated independent appraisals of a portion of the properties in each Real Estate Joint Venture and, for Katahdin, increases in the estimated value of other properties that were not recently re-appraised to reflect current appraisal results for similar properties, in accordance with the Fund's valuation procedures. The increases resulted primarily from lower discount and capitalization rates applied in valuing the properties.

During the quarter ended March 31, 2005, Belrose Realty acquired interests in additional Partnership Preference Units for a total of $15.0 million. At March 31, 2005, the estimated fair value of Belrose Realty's Partnership Preference Units totaled approximately $75.4 million compared to approximately $80.9 million at March 31, 2004, a net decrease of $5.5 million or 7%. The net decrease in value was principally due to the lower per unit values of Partnership Preference Units held at March 31, 2005 as compared to March 31, 2004. Partnership Preference Units increased in value at March 31, 2004 as compared to March 31, 2003 primarily due to the increase in the number of Partnership Preference Units held. In the current low interest rate environment, issuers have been redeeming Partnership Preference Units as Belrose Realty's call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belrose Realty during the quarter ended March 31, 2004 were no longer held at March 31, 2005.

During the quarter ended March 31, 2005, the Fund saw net unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $0.8 million compared to net unrealized depreciation of approximately $3.8 million during the quarter ended March 31, 2004. The net unrealized appreciation of approximately $0.8 million during the quarter ended March 31, 2005 occurred as a result of increases in the per unit values of Partnership Preference Units held by Belrose Realty at March 31, 2005. The net unrealized depreciation in the first quarter of 2004 of $3.8 million consisted of approximately $1.4 million of unrealized depreciation as a result of decreases in per unit values of the Partnership Preference Units held by Belrose

Realty at March 31, 2004 and approximately $2.4 million of unrealized depreciation resulting from the reclassification of previously recorded unrealized appreciation as realized gains due to sales of Partnership Preference Units during the quarter ended March 31, 2004.

Distributions from Partnership Preference Units for the quarter ended March 31, 2005 totaled approximately $1.1 million compared to approximately $2.8 million for the quarter ended March 31, 2004, a decrease of $1.7 million or 61%. The decrease was principally due to lower average distribution rates. Distributions from Partnership Preference Units for the quarter ended March 31, 2004 compared to March 31, 2003 increased due to the larger number of Partnership Preference Units held during the quarter ended March 31, 2004.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended March 31, 2005, net realized and unrealized gains on the Fund's interest rate swap agreements totaled approximately $4.1 million, compared to net realized and unrealized losses of $5.4 million for the quarter ended March 31, 2004. Net realized and unrealized gains on swap agreements for the quarter ended March 31, 2005 consisted of $4.8 million of net unrealized gains due to changes in swap agreement valuations, offset in part by $0.7 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended March 31, 2004, the Fund had net unrealized losses of $4.4 million due to swap agreement valuation changes and $1.0 million of swap agreement periodic payments. The positive impact on Fund performance for the quarter ended March 31, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period. The negative impact on Fund performance from changes in swap agreement valuations for the quarter ended March 31, 2004 was attributable to a decline in swap rates during the period.

(b) LIQUIDITY AND CAPITAL RESOURCES.

OUTSTANDING BORROWINGS. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of March 31, 2005, the Fund had outstanding borrowings of $270.0 million and $2.2 million of unused loan commitments under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one and three month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2005, the unrealized appreciation related to the interest rate swap agreements was approximately $5.3 million. As of March 31, 2004, the unrealized depreciation related to the interest rate swap agreements was approximately $2.9 million.

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

                                                        Interest Rate Sensitivity
                                                     Cost, Principal (Notional) Amount
                                                 by Contractual Maturity and Callable Date
                                                  for the Twelve Months Ended March 31,*

                                                                                              Estimated Fair
                                                                                               Value as of
                               2006-2009         2010           Thereafter        Total       March 31, 2005
------------------------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
------------------------
Long-term debt:
------------------------
Fixed-rate mortgages                                           $359,850,000    $359,850,000    $382,700,000

Average interest rate                                              6.67%           6.67%
------------------------
Variable-rate Credit
Facility                                                       $270,000,000    $270,000,000    $270,000,000

Average interest rate                                              3.19%           3.19%
------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
financial instruments:
------------------------
Pay fixed/receive
variable interest rate
swap agreements                                                $192,838,000    $192,838,000    $  5,310,344

Average pay rate                                                   4.26%           4.26%

Average receive rate                                               3.16%           3.16%
------------------------------------------------------------------------------------------------------------
Rate sensitive
investments:
------------------------
Fixed-rate Partnership
Preference Units:
------------------------
Essex Portfolio, L.P.,
7.875%  Series B
Cumulative Redeemable
Preferred Units,
Callable 12/31/09,
Current Yield: 7.73%                          $11,370,510                      $ 11,370,510    $ 11,463,008

Essex Portfolio, L.P.,
7.875%  Series D
Cumulative Redeemable
Preferred Units,
Callable 7/28/10,
Current Yield: 7.72%                                           $ 12,642,150    $ 12,642,150    $ 12,756,650

Liberty Property L.P.,
7.45% Series B Cumulative
Redeemable Preferred
Units, Callable 8/31/09,
Current Yield: 7.16%                          $18,130,840                      $ 18,130,840    $ 18,200,000

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 7.89%                          $15,000,000                      $ 15,000,000    $ 15,336,000

PSA Institutional
Partners, L.P., 6.40%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 6.64%                          $17,727,904                      $ 17,727,904    $ 17,600,300

* The amounts listed reflect the Fund's positions as of March 31, 2005. The Fund's current positions may differ.

ITEM 4.  CONTROLS AND PROCEDURES.

Eaton Vance, as the Fund's manager, evaluated the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934
Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. The Fund's disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Fund's disclosure controls and procedures were effective. During the quarter, the Fund adopted additional internal controls relating to its real estate investments, including the establishment of a valuation committee to oversee the implementation of the valuation policies relating to the Fund's real estate and other investments. There were no other changes in the Fund's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

Effective April 15, 2005, Eaton Vance appointed James L. O'Connor interim Chief Financial Officer to serve during Michelle A. Green's maternity leave, which is expected to continue for three to four months.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Although in the ordinary course of business, the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2004, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund (less any applicable redemption fee). The right to redeem is available to all shareholders and all outstanding Fund shares are eligible (except for shares subject to an estate freeze election as described in Item 5 of the Fund's Annual Report on Form 10-K for the fiscal year ending December 31, 2004). During each month in the quarter ended March 31, 2005, the total number of shares redeemed and the average price paid per share were as follows:

                          Total No. of Shares    Average Price Paid
Month Ended                  Redeemed(1)            Per Share
-------------------------------------------------------------------
January 31, 2005             31,119.319              $99.45
-------------------------------------------------------------------
February 28, 2005                 -                     -
-------------------------------------------------------------------
March 31, 2005               57,782.845              $98.84
-------------------------------------------------------------------
Total                        88,901.164              $98.95
-------------------------------------------------------------------
(1) All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund's redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended March 31, 2005.

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

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on May 10, 2005.



                                   BELROSE CAPITAL FUND LLC

                                   /s/ James L. O'Connor
                                   ---------------------
                                   James L. O'Connor
                                   Chief Financial Officer
                                   (Duly Authorized Officer and
                                   Principal Financial Officer)

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