Form 10-Q
period 2005-09-30
BELROSE CAPITAL FUND LLC
filed 2005-11-09
CIK 1170304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to

Commission File No. 000-50258

Belrose Capital Fund LLC

(Exact name of registrant as specified in its charter)

Delaware	04-3613468
(State of organization)	(I.R.S. Employer Identification No.)

The Eaton Vance Building
255 State Street
Boston, Massachusetts	02109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:	617-482-8260

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

YES	__X__	NO _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES	__X__	NO _____

		Belrose Capital Fund LLC
		Index to Form 10-Q
PART I		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements
		Condensed Consolidated Statements of Assets and Liabilities as of
		September 30, 2005 (Unaudited) and December 31, 2004	3
		Condensed Consolidated Statements of Operations (Unaudited) for the
		Three Months Ended September 30, 2005 and 2004 and for the Nine Months
		Ended September 30, 2005 and 2004	4
		Condensed Consolidated Statements of Changes in Net Assets for the
		Nine Months Ended September 30, 2005 (Unaudited) and the Year
		Ended December 31, 2004	6
		Condensed Consolidated Statements of Cash Flows (Unaudited) for the
		Nine Months Ended September 30, 2005 and 2004	7
		Financial Highlights for the Nine Months Ended
		September 30, 2005 (Unaudited) and the Year Ended December 31, 2004	9
		Notes to Condensed Consolidated Financial Statements
		as of September 30, 2005 (Unaudited)	10
Item	2.	Management’s Discussion and Analysis of Financial Condition (MD&A)
		and Results of Operations	18
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item	4.	Controls and Procedures	24
PART II		OTHER INFORMATION
Item	1.	Legal Proceedings	25
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item	3.	Defaults Upon Senior Securities	25
Item	4.	Submission of Matters to a Vote of Security Holders	25
Item	5.	Other Information	25
Item	6.	Exhibits	26
SIGNATURES			27
EXHIBIT INDEX			28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

BELROSE CAPITAL FUND LLC

Condensed Consolidated Statements of Assets and Liabilities

	September 30, 2005
	(Unaudited)	December 31, 2004

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$1,756,128,722	$1,757,804,676
Investment in Partnership Preference Units	70,689,917	59,581,395
Investment in other real estate	552,359,308	498,389,878
Short-term investments	3,522,673	721,000

Total investments	$2,382,700,620	$2,316,496,949
Cash	11,303,172	5,348,786
Escrow deposits – restricted	2,183,159	2,160,740
Open interest rate swap agreements, at value	4,681,460	556,139
Distributions and interest receivable	645	343
Other assets	9,490,037	8,505,884

Total assets	$2,410,359,093	$2,333,068,841

Liabilities:
Loan payable – Credit Facility	$271,000,000	$236,000,000
Mortgages payable	359,850,000	359,850,000
Payable for Fund Shares redeemed	1,239,002	3,958,764
Payable to affiliate for investment advisory and administrative fees	365,703	-
Payable to affiliate for distribution and servicing fees	553,062	-
Note payable to minority shareholder	441,020	-
Security deposits	1,350,441	1,443,878
Accrued expenses:
Swap interest expense	489,689	46,549
Interest expense	2,268,151	2,166,072
Property taxes	3,062,791	1,188,106
Other expenses and liabilities	2,300,059	4,354,953
Minority interests in controlled subsidiaries	47,552,502	29,833,094

Total liabilities	$690,472,420	$638,841,416

Net assets	$1,719,886,673	$1,694,227,425

Shareholders’ Capital	$1,719,886,673	$1,694,227,425

Shares outstanding	16,335,075	16,604,562

Net asset value and redemption price per Share	$105.29	$102.03

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes of $44,908, $68,612,
$363,998 and $276,451, respectively)	$6,844,690	$6,173,400	$21,507,638	$18,319,356
Interest allocated from Belvedere Company	44,294	10,441	130,040	57,649
Expenses allocated from Belvedere Company	(2,626,462)	(2,474,560)	(7,740,529)	(7,452,829)

Net investment income allocated from
Belvedere Company	$4,262,522	$3,709,281	$13,897,149	$10,924,176
Rental income	15,794,873	19,062,668	46,280,719	51,585,979
Distributions from Partnership Preference Units	1,134,734	659,581	3,381,859	4,611,765
Interest	117,329	75,126	347,979	197,303
Other income	-	-	2,725,118	-

Total investment income	$21,309,458	$23,506,656	$66,632,824	$67,319,223

Expenses:
Investment advisory and administrative fees	$1,507,607	$1,524,040	$4,443,199	$4,360,203
Property management fees	574,533	711,468	1,700,536	2,012,238
Distribution and servicing fees	842,618	797,907	2,438,784	2,427,312
Interest expense on mortgages	6,123,056	6,579,568	18,439,398	19,738,667
Interest expense on Credit Facility	2,558,557	1,448,252	6,667,778	2,979,309
Property and maintenance expenses	3,791,601	7,756,602	12,506,775	16,752,195
Property taxes and insurance	2,007,918	2,263,306	6,065,646	6,323,810
Miscellaneous	325,130	361,054	1,414,482	737,029

Total expenses	$17,731,020	$21,442,197	$53,676,598	$55,330,763
Deduct-
Reduction of investment advisory
and administrative fees	429,769	403,123	1,250,644	1,223,965

Net expenses	$17,301,251	$21,039,074	$52,425,954	$54,106,798

Net investment income before
minority interests in net income of
controlled subsidiaries	$4,008,207	$2,467,582	$14,206,870	$13,212,425
Minority interests in net income
of controlled subsidiaries	(787,853)	(292,336)	(2,267,032)	(1,274,058)

Net investment income	$3,220,354	$2,175,246	$11,939,838	$11,938,367

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
Investment transactions, securities sold short and
foreign currency transactions allocated from
Belvedere Company (identified cost basis)	$5,757,440	$8,534	$6,968,140	$8,798,135
Investment transactions in Partnership
Preference Units (identified cost basis)	-	6,774,970	323,360	4,995,589
Investment transactions in other real estate
(net minority interest in realized gain of
controlled subsidiaries of $158,863, $0,
$128,560 and $0, respectively)	834,031	-	681,789	-
Interest rate swap agreements (1)	(241,686)	(1,180,708)	(1,405,149)	(3,244,660)

Net realized gain	$6,349,785	$5,602,796	$6,568,140	$10,549,064

Change in unrealized appreciation (depreciation) -
Investments, securities sold short and foreign
currency allocated from Belvedere Company
(identified cost basis)	$52,221,800	$(39,334,050)	$12,691,884	$17,792
Investment in Partnership Preference Units
(identified cost basis)	(559,478)	(6,480,980)	1,002,682	(8,097,776)
Investment in other real estate (net of minority
interests in unrealized appreciation (depreciation)
of controlled subsidiaries of $6,105,083, $128,921,
$16,309,839 and $462,845, respectively)	9,196,807	(1,167,830)	38,385,767	(79,793)
Interest rate swap agreements	4,152,411	(6,024,532)	4,125,321	(2,273,172)

Net change in unrealized appreciation
(depreciation)	$65,011,540	$(53,007,392)	$56,205,654	$(10,432,949)

Net realized and unrealized gain (loss)	$71,361,325	$(47,404,596)	$62,773,794	$116,115

Net increase (decrease) in net assets from operations	$74,581,679	$(45,229,350)	$74,713,632	$12,054,482

(1) Amounts include periodic payments made in connection with interest rate swap agreements of $241,686, $1,241,162, $1,405,149 and $3,305,114,
respectively (Note 5).

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets

	Nine Months Ended
	September 30, 2005	Year Ended
	(Unaudited)	December 30, 2004

Increase (Decrease) in Net Assets:
From Operations-
Net investment income	$11,939,838	$17,520,056
Net realized gain from investment transactions, securities sold
short, foreign currency transactions and interest rate swap agreements	6,568,140	37,095,580
Net change in unrealized appreciation (depreciation) of
investments, securities sold short, foreign currency and interest
rate swap agreements	56,205,654	62,187,846

Net increase in net assets from operations	$74,713,632	$116,803,482

Transactions in Fund Shares -
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$9,236,397	$5,415,563
Net asset value of Fund Shares redeemed	(36,873,453)	(47,331,125)

Net decrease in net assets from Fund Share transactions	$(27,637,056)	$(41,915,562)

Distributions -
Distributions to Shareholders	$(21,417,328)	$(13,115,253)

Total distributions	$(21,417,328)	$(13,115,253)

Net increase in net assets	$25,659,248	$61,772,667

Net assets:
At beginning of period	$1,694,227,425	$1,632,454,758

At end of period	$1,719,886,673	$1,694,227,425

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

	September 30, 2005	September 30, 2004

Cash Flows From (For) Operating Activities –
Net increase in net assets from operations	$ 74,713,632	$12,054,482
Adjustments to reconcile net increase in net assets from operations to net cash flows for operating activities -
Net investment income allocated from Belvedere Company	(13,897,149)	(10,924,176)
(Increase) decrease in escrow deposits	(22,419)	198,093
Increase in other assets	(143,813)	(5,352,607)
(Increase) decrease in distributions and interest receivable	(302)	400,737
Increase in interest payable for open swap agreements	443,140	469,146
Increase in payable to affiliate for investment advisory and
administrative fees	365,703	-
Increase in payable to affiliate for distribution and servicing fees	553,062	-
Increase (decrease) in security deposits, accrued interest and accrued
other expenses and liabilities	(2,046,252)	5,348,797
Increase in accrued property taxes	1,874,685	1,573,593
Purchases of Partnership Preference Units	(25,000,000)	(57,172,890)
Proceeds from sales of Partnership Preference Units	15,217,520	80,429,389
Payment for investment in other real estate	-	(162,569,648)
Proceeds from sale of other real estate	5,210,288	-
Improvements to rental property	(4,514,103)	(4,819,269)
(Increase) decrease in short-term investments	(2,801,673)	3,671,214
Interest incurred on interest rate swap agreements	(1,405,149)	(3,305,114)
Payment received on termination of interest rate swap agreements	-	60,454
Minority interests in net income of controlled subsidiaries	2,267,032	1,274,058
Net realized gain from investment transactions, securities sold short,
foreign currency transactions and interest rate swap agreements	(6,568,140)	(10,549,064)
Net change in unrealized (appreciation) depreciation of investments, securities sold short, foreign currency and interest rate
swap agreements	(56,205,654)	10,432,949

Net cash flows for operating activities	$ (11,959,592)	$ (138,779,856)

Cash Flows From (For) Financing Activities -
Proceeds from Credit Facility	$ 47,000,000	$208,000,000
Repayments of Credit Facility	(12,000,000)	(54,400,000)
Net proceeds from note payable to minority shareholder	441,020	-
Issuance of real estate joint venture preferred shares	240,000	-
Payments for Fund Shares redeemed	(4,360,088)	(4,877,840)
Distributions paid to minority shareholders	(1,226,023)	(34,400)
Distributions paid to Shareholders	(12,180,931)	(7,699,690)

Net cash flows from financing activities	$ 17,913,978	$140,988,070

Net increase in cash	$ 5,954,386	$2,208,214

Cash at beginning of period	$ 5,348,786	$6,535,905

Cash at end of period	$ 11,303,172	$8,744,119

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended

	September 30, 2005	September 30, 2004

Supplemental Disclosure and Non-cash Investing and
Financing Activities –
Interest paid on loan – Credit Facility	$6,538,374	$2,889,177
Interest paid on mortgages	$18,103,009	$19,428,741
Interest paid on swap agreements	$962,009	$2,835,968
Market value of securities distributed in payment of
redemptions	$35,233,127	$20,313,631
Market value of real property and other assets, net
of current liabilities, assumed in conjunction with the
acquisition of other real estate	$-	$203,196,919
Market value of minority interests assumed in
conjunction with the acquisition of other real estate	$-	$40,639,384
Non-cash change in working capital of real estate investments	$840,340	$-

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Highlights	Nine Months Ended
	September 30, 2005		Year Ended
	(Unaudited)		December 31, 2004

Net asset value – Beginning of period	$102.030		$95.840

Income (loss) from operations

Net investment income (1)	$0.722		$1.036
Net realized and unrealized gain	3.828		5.924

Total income from operations	$4.550		$6.960

Distributions

Distributions to Shareholders	$(1.290)		$(0.770)

Total distributions	$(1.290)		$(0.770)

Net asset value – End of period	$105.290		$102.030

Total Return (2)	4.55%		7.32%

Ratios as a percentage of average net assets (3)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs (4)	1.16%	(9)	1.29%
Operating expenses (4)	1.28%	(9)	1.57%
Belrose Capital Fund LLC Expenses
Interest and other borrowing costs (5)(6)	0.53%	(9)	0.27%
Investment advisory and administrative fees, distribution and
servicing fees and other Fund operating expenses (5)(7)	1.13%	(9)	1.11%

Total expenses	4.10%	(9)	4.24%

Net investment income	0.95%	(9)	1.07%

Ratios as a percentage of average gross assets (3)(8)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs (4)	0.87%	(9)	0.98%
Operating expenses (4)	0.96%	(9)	1.18%
Belrose Capital Fund LLC Expenses
Interest and other borrowing costs (5)(6)	0.40%	(9)	0.20%
Investment advisory and administrative fees, distribution and
servicing fees and other Fund operating expenses (5)(7)	0.85%	(9)	0.84%

Total expenses	3.08%	(9)	3.20%

Net investment income	0.72%	(9)	0.80%

Supplemental Data

Net assets, end of period (000’s omitted)	$1,719,887		$1,694,227
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)	0.32%		3%

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
(9) Annualized.

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of September 30, 2005 Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The allocation of Belrose Capital’s net asset value per Share of $105.29 and $102.03 as of September 30, 2005 and December 31, 2004, respectively, between Preferred and Common shares that have been restructured is as follows:

	Per Share Value At		Per Share Value At
	September 30, 2005		December 31, 2004

	Preferred	Common	Preferred	Common
Date of Contribution	Shares	Shares	Shares	Shares

February 19, 2003	$ 82.25	$ 23.04	$ 79.48	$ 22.55

3 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended

Investment Transactions	September 30, 2005	September 30, 2004

Decreases in investment in Belvedere Capital Fund Company LLC	$35,233,127	$20,313,631
Acquisition of other real estate (1)	$-	$162,569,648
Sale of other real estate (2)	$5,210,288	$-
Purchases of Partnership Preference Units (3)	$25,000,000	$57,172,890
Sales of Partnership Preference Units (4)	$15,217,520	$80,429,389

(1)	On June 30, 2004 and August 4, 2004, Belrose Realty Corporation (Belrose Realty) purchased an indirect investment in real property through a controlled subsidiary, Deerfield Property Trust (Deerfield), for $9,339,576 and $153,230,072, respectively.

(2)	On April 6, 2005, Deerfield sold an industrial distribution property to a third party for which Belrose Realty recognized a loss of $152,242. On September 30, 2005, Deerfield sold a portion of its interest in property management contracts pertaining to properties of which the Fund does not own a direct or indirect interest for which Belrose Realty recognized a gain of $834,031.

(3)	Purchases of Partnership Preference Units during the nine months ended September 30, 2004, include Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management). There were no Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management for the nine months ended September 30, 2005.

(4)	Sales of Partnership Preference Units for the nine months ended September 30, 2005 and 2004 include Partnership Preference Units sold to the real estate investment affiliate of another investment fund advised by Boston Management for which a gain of $323,360 and $1,946,870 were recognized, respectively.

On October 14, 2005, Belrose Realty sold its majority interest in Bel Communities Property Trust (Bel Communities) to the real estate investment affiliate of another fund advised by Boston Management, for which a gain of $12,343,707 was recognized.

4 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the nine months ended September 30, 2005 and 2004, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

	Nine Months Ended

	September 30, 2005	September 30, 2004

Belvedere Company’s interest in the Portfolio (1)	$12,961,349,455	$11,744,785,646
The Fund’s investment in Belvedere Company (2)	$1,756,128,722	$1,640,254,572
Income allocated to Belvedere Company from the Portfolio	$159,159,909	$127,279,355
Income allocated to the Fund from Belvedere Company	$21,637,678	$18,377,005
Expenses allocated to Belvedere Company from the Portfolio	$42,358,154	$38,377,075
Expenses allocated to the Fund from Belvedere Company	$7,740,529	$7,452,829
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to Belvedere Company
from the Portfolio	$51,628,117	$72,613,080
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to the Fund from
Belvedere Company	$6,968,140	$8,798,135
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to Belvedere
Company from the Portfolio	$102,841,168	$(18,939,820)
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to the Fund from
Belvedere Company	$12,691,884	$17,792

(1)	As of September 30, 2005 and 2004, the value of Belvedere Company’s interest in the Portfolio represents 69.3% and 65.9% of the Portfolio’s net assets, respectively.

(2)	As of September 30, 2005 and 2004, the Fund’s investment in Belvedere Company represents 13.6% and 14.0% of Belvedere Company’s net assets, respectively.

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2005, December 31, 2004 and September 30, 2004 and its operations for the nine months ended September 30, 2005, for the year ended December 31, 2004 and for the nine months ended September 30, 2004 follows:

	September 30, 2005	December 31, 2004	September 30, 2004

Investments, at value	$18,678,299,659	$19,139,242,713	$17,792,133,580
Other assets	34,063,419	199,253,595	38,445,443

Total assets	$18,712,363,078	$19,338,496,308	$17,830,579,023

Securities sold short, at value	$-	$197,010,000	$-
Loan payable-Line of Credit	-	-	15,200,000
Management fee payable	6,726,529	-	-
Other liabilities	435,227	343,906	218,380

Total liabilities	$7,161,756	$197,353,906	$15,418,380

Net assets	$18,705,201,322	$19,141,142,402	$17,815,160,643

	September 30, 2005	December 31, 2004	September 30, 2004

Dividends and interest	$233,961,240	$292,265,206	$197,869,361

Investment adviser fee	$60,374,997	$77,609,178	$57,812,972
Other expenses	1,919,988	2,649,363	1,911,200
Total expense reductions	(88,889)	(26,706)	-

Net expenses	$62,206,096	$80,231,835	$59,724,172

Net investment income	$171,755,144	$212,033,371	$138,145,189
Net realized gain from
investment transactions,
securities sold short and
foreign currency transactions	74,792,208	152,422,840	118,172,446
Net change in unrealized
appreciation (depreciation) of
investments, securities sold
short and foreign currency	137,782,375	1,317,878,707	(29,473,230)

Net increase in net assets from
operations	$384,329,727	$1,682,334,918	$226,844,405

5 Interest Rate Swap Agreements

Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belrose Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at September 30, 2005 and December 31, 2004 are listed below.

	Notional			Initial		Unrealized Appreciation
	Amount			Optional	Final	(Depreciation)
Effective	(000’s	Fixed	Floating	Termination	Termination
Date	omitted)	Rate	Rate	Date	Date	September 30, 2005 December 31, 2004

10/03	$ 31,588	4.180%	LIBOR + 0.30%	7/09	6/10	$1,001,641	$ 324,014
10/03	37,943	4.160%	LIBOR + 0.30%	11/09	6/10	1,193,174	373,892
10/03	83,307	4.045%	LIBOR + 0.30%	-	6/10	2,863,422	1,104,607
06/04	40,000	4.875%	LIBOR + 0.00%	-	6/12	(376,777)	(1,246,374)

Total	$ 192,838					$4,681,460	$ 556,139

6 Debt

A Note Payable — On June 1, 2005, Belrose Realty and the minority shareholder of Katahdin Property Trust LLC (Katahdin) loaned $2,250,000 and $750,000, respectively, to Katahdin. The note bears interest on the outstanding principal amount at the rate of 8.75% per annum. There is no obligation to pay any principal or interest until maturity on May 31, 2006, at which time the entire outstanding principal balance of the note, plus all accrued unpaid interest thereon is due and payable. At September 30, 2005, the principal amount outstanding under the note due to Belrose Realty and the Katahdin minority shareholder is $1,323,062 and $441,020, respectively. All balances and transactions related to the note payable made by Belrose Realty have been eliminated through consolidation of the financial statements.

B Credit Facility — On October 14, 2005, Belrose Capital amended its credit agreement with Merrill Lynch Mortgage Capital, Inc. to increase the amount available under the revolving loan facility by $75,000,000 to an aggregate principal amount of $132,000,000 under that arrangement. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of September 30, 2005, outstanding borrowings under this credit arrangement totaled $55,000,000. As of October 14, 2005, outstanding borrowings totaled $117,000,000. Belrose Capital used the proceeds from this borrowing to finance the Fund’s investment in additional Partnership Preference Units.

There were no changes to the terms of Belrose Capital’s credit arrangement with DrKW Holdings, Inc. As of September 30, 2005 and October 14, 2005, outstanding borrowings under this credit arrangement totaled $216,000,000.

7 Segment Information

Belrose Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belrose Capital invests in real estate assets through its subsidiary, Belrose Realty. Belrose Realty invests directly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Katahdin, Bel Communities, Deerfield and formerly invested in Bel Apartment Properties Trust (for the period during which Belrose Realty maintained an interest in each of the controlled subsidiaries).

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

	Tax-Managed
For the Three Months Ended	Growth	Real
September 30, 2005	Portfolio*	Estate	Total

Revenue	$4,262,522	$17,020,133	$21,282,655
Interest expense on mortgages	-	(6,123,056)	(6,123,056)
Interest expense on Credit Facility	-	(1,918,918)	(1,918,918)
Operating expenses	(318,085)	(7,400,588)	(7,718,673)
Minority interest in net income of controlled
subsidiaries	-	(787,853)	(787,853)

Net investment income	$3,944,437	$789,718	$4,734,155
Net realized gain	5,757,440	592,345	6,349,785
Net change in unrealized appreciation (depreciation)	52,221,800	12,789,740	65,011,540

Net increase in net assets from operations of
reportable segments	$61,923,677	$14,171,803	$76,095,480

	Tax-Managed
For the Three Months Ended	Growth	Real
September 30, 2004	Portfolio*	Estate	Total

Revenue	$3,709,281	$19,749,341	$23,458,622
Interest expense on mortgages	-	(6,579,568)	(6,579,568)
Interest expense on Credit Facility	-	(1,187,566)	(1,187,566)
Operating expenses	(295,422)	(11,855,387)	(12,150,809)
Minority interest in net income of controlled
subsidiaries	-	(292,336)	(292,336)

Net investment income (loss)	$3,413,859	$(165,516)	$3,248,343
Net realized gain	8,534	5,594,262	5,602,796
Net change in unrealized appreciation (depreciation)	(39,334,050)	(13,673,342)	(53,007,392)

Net decrease in net assets from operations of
reportable segments	$(35,911,657)	$(8,244,596)	$(44,156,253)

	Tax-Managed
For the Nine Months Ended	Growth	Real
September 30, 2005	Portfolio*	Estate	Total

Revenue	$13,897,149	$52,587,657	$66,484,806
Interest expense on mortgages	-	(18,439,398)	(18,439,398)
Interest expense on Credit Facility	-	(5,000,834)	(5,000,834)
Operating expenses	(975,234)	(23,637,037)	(24,612,271)
Minority interest in net income of controlled
subsidiaries	-	(2,267,032)	(2,267,032)

Net investment income	$12,921,915	$3,243,356	$16,165,271
Net realized gain (loss)	6,968,140	(400,000)	6,568,140
Net change in unrealized appreciation (depreciation)	12,691,884	43,513,770	56,205,654

Net increase in net assets from operations of
reportable segments	$32,581,939	$46,357,126	$78,939,065

	Tax-Managed
For the Nine Months Ended	Growth	Real
September 30, 2004	Portfolio*	Estate	Total

Revenue	$10,924,176	$56,283,822	$67,207,998
Interest expense on mortgages	-	(19,738,667)	(19,738,667)
Interest expense on Credit Facility	-	(2,443,033)	(2,443,033)
Operating expenses	(914,326)	(27,854,888)	(28,769,214)
Minority interest in net income of controlled
subsidiaries	-	(1,274,058)	(1,274,058)

Net investment income	$10,009,850	$4,973,176	$14,983,026
Net realized gain	8,798,135	1,750,929	10,549,064
Net change in unrealized appreciation (depreciation)	17,792	(10,450,741)	(10,432,949)

Net increase (decrease) in net assets from
operations of reportable segments	$18,825,777	$(3,726,636)	$15,099,141

*Belrose Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

		Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Revenue:
Revenue from reportable segments	$21,282,655	$23,458,622	$66,484,806	$67,207,998
Unallocated amounts:
Interest earned on cash not invested
in the Portfolio or in subsidiaries	26,803	48,034	148,018	111,225

Total revenue	$21,309,458	$23,506,656	$66,632,824	$67,319,223

		Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net increase (decrease) in net assets
from operations:
Net increase (decrease) in net assets
from operations of reportable
segments	$76,095,480	$(44,156,253)	$78,939,065	$15,099,141
Unallocated investment income:
Interest earned on cash not invested
in the Portfolio or in subsidiaries	26,803	48,034	148,018	111,225
Unallocated expenses (1):
Distribution and servicing fees	(842,618)	(797,907)	(2,438,784)	(2,427,312)
Interest expense on Credit Facility	(639,639)	(260,686)	(1,666,944)	(536,276)
Audit, tax and legal fees	(35,148)	(37,177)	(189,353)	(113,065)
Other operating expenses	(23,199)	(25,361)	(78,370)	(79,231)

Net increase (decrease) in net assets
from operations	$74,581,679	$(45,229,350)	$74,713,632	$12,054,482

(1) Unallocated expenses represent costs incurred that pertain to the overall operation of Belrose Capital, and do not pertain to either operating segment.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

	Tax-Managed
	Growth	Real
At September 30, 2005	Portfolio*	Estate	Total

Segment assets	$1,756,128,722	$650,019,847	$2,406,148,569
Segment liabilities	1,348,324	616,409,794	617,758,118

Net assets of reportable segments	$1,754,780,398	$33,610,053	$1,788,390,451

	Tax-Managed
	Growth	Real
At December 31, 2004	Portfolio*	Estate	Total

Segment assets	$1,757,804,676	$574,172,316	$2,331,976,992
Segment liabilities	3,958,764	589,131,572	593,090,336

Net assets (liabilities) of reportable segments	$1,753,845,912	$(14,959,256)	$1,738,886,656

*Belrose Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

	September 30, 2005	December 31, 2004

Net assets:
Net assets of reportable segments	$1,788,390,451	$1,738,886,656
Unallocated amounts:
Cash (1)	687,851	370,849
Short-term investments (1)	3,522,673	721,000
Loan payable – Credit Facility (2)	(71,887,657)	(45,508,412)
Payable to affiliate for distribution and
servicing fees	(553,062)	-
Other liabilities	(273,583)	(242,668)

Net assets	$1,719,886,673	$1,694,227,425

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

MD&A and Results of Operations for the Quarter Ended September 30, 2005 Compared to the Quarter Ended September 30, 2004

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

The Fund’s total return was 4.51% for the quarter ended September 30, 2005. This return reflects an increase in the Fund’s net asset value per share from $100.75 to $105.29 during the period. The total return of the S&P 500 Index was 3.60% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.84% during the period. Last year, the Fund had a total return performance of -2.72% for the quarter ended September 30, 2004. This return reflected a decrease in the Fund’s net asset value per share from $98.44 to $95.77 during the period. The S&P 500 Index had a total return of -1.87% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.68% during that period.

Performance of the Portfolio. For the quarter ended September 30, 2005, the Portfolio had a total return of 3.67%, which compares to the 3.60% total return of the S&P 500 Index over the same period. During the third quarter of last year, the Portfolio had a total return of -2.04% and the S&P 500 Index had a total return of -1.87% . Following a lackluster first half, U.S. equities posted modest gains for the third quarter of 2005. The spike in energy costs, exacerbated by two catastrophic Gulf Coast hurricanes, began to weigh on the resilient US consumer. However, an improving job market and continued strength in capital spending helped keep the economy growing at a healthy pace. For the period, energy and utility sectors continued to lead the market, while small- and mid-cap stocks generally outperformed large-cap holdings. Also notable, technology stocks reversed course and outperformed the market.

Similar to last quarter, defensive sectors such as utilities and health care performed the best, while on average telecommunications and consumer discretionary stocks were disappointing. Market leading industries included electric utilities, metals and biotechnology, while diversified consumer services, chemicals, and wireless telecommunication were among the worst performing industries.

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

The Portfolio’s large-cap growth focus was once again out of favor with the market’s continued preference for value and smaller capitalization stocks. An underweight of the utilities sector and an overweight of the underperforming consumer discretionary and industrials sectors also hurt returns. Sub-par performance of investments within the computers, machinery, and semiconductor industries was also disappointing.

On the positive side, continued emphasis of energy stocks and an underweight of the telecommunication services sector proved beneficial. Investments within commercial banks, health care services, pharmaceuticals and staples industries were also positive.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belrose Realty Corporation (Belrose Realty). As of September 30, 2005, real estate investments included three real estate joint ventures (Real Estate Joint Ventures), Bel Communities Property Trust (Bel Communities), Deerfield Property Trust (Deerfield) and Katahdin Property Trust, LLC (Katahdin), and a portfolio of income-producing preferred equity securities in real estate operating partnerships (Partnership Preference Units). Bel Communities and Katahdin own multifamily properties and Deerfield owns industrial distribution properties. As of September 30, 2005, the estimated fair value of the Fund’s real estate investments represented 25.8% of the Fund’s total assets on a consolidated basis. After adjusting for the minority interest in the Real Estate Joint Ventures, the Fund’s real estate investments represented 29.1% of the Fund’s net assets as of September 30, 2005. On October 14, 2005, Belrose Realty sold Bel Communities to the real estate investment affiliate of another investment fund advised by Boston Management and Research (Boston Management), recognizing a $12.3 million gain on the transaction.

During the quarter ended September 30, 2005, rental income from real estate operations was approximately $15.8 million compared to approximately $19.1 million for the quarter ended September 30, 2004, a decrease of $3.3 million or 17%. This decrease in rental income was principally due to Belrose Realty’s November 2004 sale of its interest in a multifamily Real Estate Joint Venture that provided 27% of the consolidated rental income for the quarter ended September 30, 2004. The decline in rental income due to the sale of the multifamily Real Estate Joint Venture was offset in part by the rental income of Deerfield, which was acquired in June 2004. For the quarter ended September 30, 2005, Deerfield’s rental income was negatively affected by a less favorable leasing environment than expected. During the quarter ended September 30, 2004, rental income increased due to income from the industrial distribution properties acquired by Deerfield on June 30 and August 4, 2004 and an increase in income from continuing multifamily properties due to modest increases in apartment rental rates net of concessions.

During the quarter ended September 30, 2005, property operating expenses were approximately $6.4 million compared to approximately $10.7 million for the quarter ended September 30, 2004, a decrease of $4.3 million or 40% (property operating expenses are before certain operating expenses of Belrose Realty of approximately $1.0 million for the quarter ended September 30, 2005 and $1.2 million for the quarter ended September 30, 2004). The decrease in property operating expenses was principally due to the November 2004 asset sale referenced in the preceding paragraph, offset in part by the operating expenses of Deerfield, which was acquired in June 2004. For the quarter ended September 30, 2005, Deerfield’s property operating expenses were in line with expectations. Property operating expenses for the quarter ended September 30, 2004 increased approximately 49% due principally to the expenses of the industrial distribution properties acquired by Deerfield on June 30 and August 4, 2004, and also due to a 7% increase in property taxes and insurance expenses and a 5% increase in property and maintenance expenses for continuing multifamily operations.

A pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry. For many industrial distribution properties, rent levels are expected to see minimal growth over the near term. As a result, Boston Management expects that improvements in multifamily and industrial distribution property operating performance will occur over the longer term.

During the quarter ended September 30, 2005, the Fund saw net unrealized appreciation of the estimated fair value of its other real estate investments (which includes the Real Estate Joint Ventures) of approximately $9.2 million compared to net unrealized depreciation of approximately $1.2 million during the quarter ended September 30, 2004. Net unrealized appreciation of approximately $9.2 million during the quarter ended September 30, 2005 was due to increases in the estimated fair values of properties held by Katahdin, Deerfield and Bel Communities. For Katahdin and Bel Communities, increases in estimated fair values primarily were due to increased investor demand for multifamily properties in certain markets experiencing increased condominium conversion activity. The Fund’s net unrealized depreciation for the quarter ended September 30, 2004 consisted of approximately $0.8 million of unrealized depreciation due to certain legal and transaction costs associated with Deerfield’s acquisitions and approximately $0.4 million of net unrealized depreciation resulting from declines in estimated property values.

During the quarter ended September 30, 2005, Belrose Realty acquired interests in additional Partnership Preference Units for a total of $10.0 million. During the quarter ended September 30, 2005, the Fund saw net unrealized depreciation of the estimated fair value of its Partnership Preference Units of approximately $0.6 million compared to net unrealized depreciation of approximately $6.5 million during the quarter ended September 30, 2004. The net unrealized depreciation of approximately $0.6 million during the quarter ended September 30, 2005 resulted from decreases in the per unit values of Partnership Preference Units held, due primarily to increasing long-term interest rates. The Fund’s net unrealized depreciation in the third quarter of 2004 of approximately $6.5 million resulted from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units.

Distributions from Partnership Preference Units for the quarter ended September 30, 2005 totaled approximately $1.1 million compared to approximately $0.7 million for the quarter ended September 30, 2004, an increase of $0.4 million or 57%. The increase was due principally to more Partnership Preference Units held on average during the quarter, offset in part by lower average distribution rates for the Partnership Preference Units held. The decrease in average distribution rates of Partnership Preference Units was primarily due to the restructuring of certain Partnership Preference Units (reflecting lower market rates for preferred securities) as they neared their potential call dates. Distributions from Partnership Preference Units decreased for the quarter ended September 30, 2004 due to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held during the quarter.

Performance of Interest Rate Swap Agreements. For the quarter ended September 30, 2005, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $3.9 million, compared to net realized and unrealized losses of approximately $7.2 million for the quarter ended September 30, 2004. Net realized and unrealized gains on swap agreements for the quarter ended September 30, 2005 consisted of $4.1 million of unrealized appreciation due to changes in swap agreement valuations offset in part by $0.2 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended September 30, 2004, net realized and unrealized losses on swap agreements consisted of unrealized depreciation of $6.0 million on swap agreement valuation changes and $1.2 million of swap agreement periodic payments. The positive contribution to Fund performance for the quarter ended September 30, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period for swaps with maturities comparable to those of the Fund’s swaps. The negative impact on Fund performance for the quarter ended September 30, 2004 from changes in swap agreement valuations was attributable to a decrease in swap rates during the period.

MD&A and Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Performance of the Fund. The Fund’s total return was 4.55% for the nine months ended September 30, 2005. This return reflects an increase in the Fund’s net asset value per share from $102.03 to $105.29 and a distribution of $1.29 per share during the period. The S&P 500 Index had a total return of 2.77% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 2.43% during the period. Last year, the Fund had a total return performance of 0.73% for the nine months ended September 30, 2004. This return reflected a decrease in the Fund’s net asset value per share from $95.84 to $95.77 and a distribution of $0.77 per share during the period. The S&P 500 Index had a total return of 1.51% over the same period. The performance of the Fund trailed that of the Portfolio by 0.60% during that period.

Performance of the Portfolio. For the nine months ended September 30, 2005, the Portfolio had a total return of 2.12%, which compares to the 2.77% total return of the S&P 500 Index over the same period. During the first nine months of last year, the Portfolio had a total return of 1.33% and the S&P 500 Index had a total return of 1.51% . Although consumer and business spending and corporate earnings growth remained healthy during the first nine months of 2005, investor concerns about rising interest rates, a mounting trade deficit and record oil prices held back stock market performance. Equity market leadership for the first nine months of 2005 can be characterized as commodity-driven, as well as defensive and interest rate sensitive. Higher yielding stocks generally outperformed more aggressive stocks, and small- and mid-cap stocks generally outperformed large-cap stocks. Energy, utilities and health care were the strongest performing sectors, while telecommunications, consumer discretionary, and materials were the worst perfomers during the period.

The Portfolio’s sector allocation at September 30, 2005 remained comparable to that as of September 30, 2004, with a slight increase to the consumer staples, health care, and energy sectors and a slight decrease to the information technology and financials sectors. During the nine months ended September 30, 2005, the Portfolio’s large-cap growth focus was once again out of favor with the market’s continued preference for value and smaller capitalization stocks. An underweight of the utilities sector and an overweight of the consumer discretionary and financials during the period was also negative, as were investments within the lagging industrials multi-line retail and insurance industries.

On the positive side, an overweight position in the energy sector helped the Portfolio’s performance, as investments within oil and gas exploration, storage and transportation companies advanced on record oil prices. The Portfolio’s underweight of the information technology and materials sectors was also helpful, as electronic equipment, software and chemical industries declined during the first nine months of 2005. The Portfolio also benefited from investments within diversified telecommunication, mortgage-thrift and media industries.

Performance of Real Estate Investments. During the nine months ended September 30, 2005, rental income from real estate operations was approximately $46.3 million compared to approximately $51.6 million for the nine months ended September 30, 2004, a decrease of $5.3 million or 10%. This decrease in rental income from real estate operations was principally due to Belrose Realty’s November 2004 sale of its interest in a multifamily Real Estate Joint Venture that provided 30% of consolidated rental income for the nine months ended September 30, 2004, offset in part by rental income of Deerfield, which was acquired in 2004. For the nine months ended September 30, 2005, Deerfield’s rental income was negatively affected by a less favorable leasing environment than expected. For the nine months ended September 30, 2004 rental income from real estate operations increased due to income from the industrial distribution properties acquired by Deerfield on June 30 and August 4, 2004, as well as modest increases in apartment rental rates net of concessions.

During the nine months ended September 30, 2005, property operating expenses were approximately $20.3 million compared to approximately $25.1 million for the nine months ended September 30, 2004, a decrease of $4.8 million or 19% (property operating expenses are before certain operating expenses of Belrose Realty of approximately $3.4 million for the nine months ended September 30, 2005 and $2.8 million for the nine months ended September 30, 2004). This decrease in property operating expenses was principally due to the November 2004 asset sale referenced in the preceding paragraph, offset in part by the operating expenses of Deerfield, which was acquired in June 2004. For the nine months ended September 30, 2005, Deerfield’s property operating expenses were in line with expectations. For the nine months ended September 30, 2004, property operating expenses increased principally due to the expenses of the industrial distribution properties acquired by Deerfield on June 30 and August 4, 2004.

The estimated fair value of the real properties indirectly held through Belrose Realty was approximately $552.1 million at September 30, 2005 compared to approximately $496.8 million at December 31, 2004, an increase of $55.3 million or 11%. This net increase in the estimated fair value of the real properties for the nine months ended September 30, 2005 was principally due to increases in the net values of properties held by Belrose Realty’s multifamily and industrial Real Estate Joint Ventures. In the case of multifamily properties, this increase is attributable in part to increased investor demand for multifamily properties in certain markets experiencing increased condominium conversion activity. Despite weak operating conditions over the past several years, property values have increased as lower near-term property earnings expectations have generally been offset by lower capitalization and discount rates applied in valuing the properties. On October 14, 2005, Belrose Realty sold Bel Communities to the real estate affiliate of another investment fund advised by Boston Management, recognizing a $12.3 million gain on the transaction.

During the nine months ended September 30, 2005, the Fund saw net unrealized appreciation in the estimated fair value of its other real estate investments (which includes the Real Estate Joint Ventures) of approximately $38.4 million compared to approximately $0.1 million of unrealized depreciation for the nine months ended September 30, 2004, an increase of $38.5 million. Net unrealized appreciation of $38.4 million during the nine months ended September 30, 2005 was due to increases in the estimated fair values of properties held by Katahdin, Deerfield and Bel Communities. The Fund’s net unrealized depreciation in the estimated fair value of its other real estate investments for the nine months ended September 30, 2004 was due to modest net depreciation in the value of Belrose Realty’s interests in the Real Estate Joint Ventures and certain legal and transaction costs associated with the Deerfield acquisitions.

During the nine months ended September 30, 2005, Belrose Realty sold certain of its Partnership Preference Units totaling $15.2 million (representing sales to the real estate investment affiliates of other investment funds advised by Boston Management), recognizing gains of approximately $0.3 million on the transactions. During the nine months ended September 30, 2005, Belrose Realty also acquired interests in additional Partnership Preference Units for a total of $25.0 million. At September 30, 2005, the estimated fair value of Belrose Realty’s Partnership Preference Units totaled approximately $70.7 million compared to approximately $59.6 million at December 31, 2004, an increase of $11.1 million or 19%. This net increase in the estimated fair value of Belrose Realty’s Partnership Preference Units for the nine months ended September 30, 2005 was principally due to more Partnership Preference Units held and increases in the average per unit values of the Partnership Preference Units. Prior to the third quarter of 2005, estimated fair values for Partnership

Preference Units had been positively affected by low long-term interest rates and by tight spreads for credit-sensitive income securities, including real estate-related securities. As discussed above, per unit values decreased during the quarter ended September 30, 2005 as a result of an increase in long-term interest rates.

The Fund saw net unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $1.0 million during the nine months ended September 30, 2005 compared to net unrealized depreciation of approximately $8.1 million for the nine months ended September 30, 2004. The unrealized appreciation of approximately $1.0 million during the nine months ended September 30, 2005 consisted of approximately $0.9 million of unrealized appreciation as a result of increases in average per unit values of the Partnership Preference Units held and approximately $0.1 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation as realized losses due to the sales of Partnership Preference Units during the nine months ended September 30, 2005. The Fund’s net unrealized depreciation for the first nine months of 2004 consisted of approximately $2.3 million of unrealized depreciation as a result of decreases in average per unit values of the Partnership Preference Units held and approximately $5.8 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the nine months ended September 30, 2004.

Distributions from Partnership Preference Units for the nine months ended September 30, 2005 totaled approximately $3.4 million compared to approximately $4.6 million for the nine months ended September 30, 2004, a decrease of $1.2 million or 26%. The decrease in the distributions from Partnership Preference Units for the nine months ended September 30, 2005 was principally due to lower average distribution rates. The decrease in average distribution rates of Partnership Preference Units was primarily due to the restructuring of cerain Partnership Preference Units (reflecting lower market rates for preferred securities) as they neared potential call. Distributions from Partnership Preference Units increased during the first nine months of 2004 due to a larger number of Partnership Preference Units held on average and a one-time special distribution from one issuer made in connection with a restructuring of its Partnership Preference Units during the period.

Performance of Interest Rate Swap Agreements. For the nine months ended September 30, 2005, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $2.7 million, compared to net realized and unrealized losses of approximately $5.5 million for the nine months ended September 30, 2004. Net realized and unrealized gains on swap agreements for the nine months ended September 30, 2005 consisted of $4.1 million of unrealized appreciation due to changes in swap agreement valuations offset in part by $1.4 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the nine months ended September 30, 2004, net realized and unrealized losses on swap agreements consisted of unrealized depreciation of $2.3 million on swap agreement valuation changes and $3.2 million of swap agreement periodic payments. The positive contribution to Fund performance for the nine months ended September 30, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period for swaps with maturities comparable to those of the Fund’s swaps. The negative impact on Fund performance for the nine months ended September 30, 2004 from changes in swap agreement valuations was attributable to a decrease in swap rates during the period.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of September 30, 2005, the Fund had outstanding borrowings of $271.0 million and $1.3 million of unused loan commitments under the Credit Facility.

On October 14, 2005, the Fund amended its arrangement with Merrill Lynch Mortgage Capital, Inc. increasing the amount available thereunder by $75 million and bringing the aggregate principal amount of borrowings under the Credit Facility to $333 million.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one and three month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2005, the unrealized appreciation related to the interest rate swap agreements was approximately $4.7 million. As of December 31, 2004, the unrealized appreciation related to the interest rate swap agreements was approximately $0.6 million.

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

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended September 30,*

						Estimated
						Fair Value as
	2006-					of Septem-
	2008	2009	2010	Thereafter	Total	ber 30, 2005

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages				$359,850,000	$359,850,000	$384,200,000
Average interest rate				6.67%	6.67%

Variable-rate Credit
Facility			$271,000,000		$271,000,000	$271,000,000
Average interest rate			4.18%		4.18%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable
interest rate swap
agreements			$152,837,500	$40,000,000	$192,837,500	$4,681,460
Average pay rate			4.10%	4.88%	4.26%
Average receive rate			4.16%	4.07%	4.14%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

						Estimated
						Fair Value as
	2006-					of Septem-
	2008	2009	2010	Thereafter	Total	ber 30, 2005

Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units, Callable
12/31/09, Current Yield:
7.68%			$11,370,510		$11,370,510	$11,536,245

Essex Portfolio, L.P.,
7.875% Series D
Cumulative Redeemable
Preferred Units, Callable
7/28/10, Current Yield:
7.62%			$12,642,150		$12,642,150	$12,923,050

Liberty Property Limited
Partnership, 7.45% Series
B Cumulative Redeemable
Preferred Units, Callable
8/31/09, Current Yield:
7.23%		$12,950,600			$12,950,600	$12,875,000

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units, Callable
3/24/10, Current Yield:
7.94%			$15,000,000		$15,000,000	$15,240,000

PSA Institutional Partners,
L.P., 6.4% Series NN
Cumulative Redeemable
Perpetual Preferred Units,
Callable 3/17/10, Current
Yield: 6.54%			$8,013,984		$8,013,984	$8,078,400

Vornado Realty, L.P.,
6.75% Series D-14
Cumulative Redeemable
Preferred Units, Callable
9/9/10, Current Yield:
6.72%(1)			$10,000,000		$10,000,000	$10,037,222

* The amounts listed reflect the Fund’s positions as of September 30, 2005. The Fund’s current positions may differ.

(1) Belrose Realty’s interest in these Partnership Preference Units is held through Belvorn Holdings LLC.
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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business, the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2004, shares of the Fund may be redeemed by Fund Shareholders on any business day. Redemptions are met at the net asset value per share of the Fund (less any applicable redemption fee). The right to redeem is available to all Shareholders and all outstanding Fund shares are eligible (except for shares subject to an estate freeze election as described in Item 5 of the Fund’s Annual Report on Form 10-K for the fiscal year ending December 31, 2004). During each month in the quarter ended September 30, 2005, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

July 31, 2005	36,175.970	$104.87

August 31, 2005	39,504.418	$104.21

September 30, 2005	32,955.421	$103.77

Total	108,635.809	$104.08

(1)	All shares redeemed during the periods were redeemed at the option of Shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended September 30, 2005.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on November 9, 2005.

BELROSE CAPITAL FUND LLC

/s/ Michelle A. Green Michelle A. Green Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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