Form 10-Q
period 2006-03-31
BELROSE CAPITAL FUND LLC
filed 2006-05-10
CIK 1170304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).  Large Accelerated Filer [X]     Accelerated Filer   [   ]     Non-Accelerated Filer   [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]     No [X]

Belrose Capital Fund LLC Index to Form 10-Q

PART I.		FINANCIAL INFORMATION	Page

Item	1.	Financial Statements

		Condensed Consolidated Statements of Assets and Liabilities as of
		March 31, 2006 (Unaudited) and December 31, 2005	3

		Condensed Consolidated Statements of Operations (Unaudited) for the
		Three Months Ended March 31, 2006 and 2005	4

		Condensed Consolidated Statements of Changes in Net Assets for the
		Three Months Ended March 31, 2006 (Unaudited) and the Year Ended
		December 31, 2005	6

		Condensed Consolidated Statements of Cash Flows (Unaudited) for the
		Three Months Ended March 31, 2006 and 2005	7

		Financial Highlights for the Three Months Ended March 31, 2006
		(Unaudited) and the Year Ended December 31, 2005	9

		Notes to Condensed Consolidated Financial Statements as of
		March 31, 2006 (Unaudited)	10

Item	2.	Management’s Discussion and Analysis of Financial Condition (MD&A)
		and Results of Operations	17

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item	4.	Controls and Procedures	22

PART II.		OTHER INFORMATION

Item	1.	Legal Proceedings	23

Item	1A.	Risk Factors	23

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item	3.	Defaults Upon Senior Securities	23

Item	4.	Submission of Matters to a Vote of Security Holders	23

Item	5.	Other Information	23

Item	6.	Exhibits	24

SIGNATURES			25

EXHIBIT INDEX			26

PART I. FINANCIAL INFORMATION Item 1. Financial Statements. BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Assets and Liabilities

	March 31, 2006
	(Unaudited)	December 31, 2005

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$1,837,715,170	$1,783,649,094
Investment in Partnership Preference Units	190,411,871	185,594,116
Investment in other real estate	396,731,225	385,224,033
Short-term investments	10,951,000	4,797,347

Total investments	$2,435,809,266	$2,359,264,590
Cash	7,031,823	51,271,803
Escrow deposits – restricted	2,216,314	29,764,909
Open interest rate swap agreements, at value	9,019,420	6,134,292
Distributions and interest receivable	286,057	285,450
Swap interest receivable	-	68,131
Other assets	4,619,212	5,251,863

Total assets	$2,458,982,092	$2,452,041,038

Liabilities:
Loan payable – Credit Facility	$365,500,000	$393,500,000
Mortgages payable	245,388,000	238,850,000
Payable for Fund Shares redeemed	1,500,000	-
Payable to affiliate for investment advisory and administrative fees	379,829	365,900
Payable to affiliate for distribution and servicing fees	573,359	572,971
Note payable to minority shareholder	1,143,040	20,788,024
Security deposits	1,067,586	1,229,116
Accrued expenses:
Swap interest expense	451,470	-
Interest expense	1,614,914	1,622,241
Property taxes	1,709,777	1,856,924
Other expenses and liabilities	1,894,796	2,461,869
Minority interests in controlled subsidiaries	40,580,647	37,783,593

Total liabilities	$661,803,418	$699,030,638

Net assets	$1,797,178,674	$1,753,010,400

Shareholders’ Capital	$1,797,178,674	$1,753,010,400

Shares outstanding	16,042,586	16,186,813

Net asset value and redemption price per Share	$112.03	$108.30

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended

	March 31, 2006	March 31, 2005

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $46,731 and
$68,064, respectively)	$7,533,380	$7,066,692
Interest allocated from Belvedere Company	11,667	51,809
Expenses allocated from Belvedere Company	(2,680,865)	(2,570,773)

Net investment income allocated from
Belvedere Company	$4,864,182	$4,547,728
Rental income	10,520,142	15,213,128
Distributions from Partnership Preference Units	3,393,641	1,112,391
Interest	302,317	82,446

Total investment income	$19,080,282	$20,955,693

Expenses:
Investment advisory and administrative fees	$1,626,365	$1,451,882
Property management and administrative fees	454,807	680,449
Distribution and servicing fees	868,426	795,626
Interest expense on mortgages	3,996,453	6,126,770
Interest expense on Credit Facility	4,680,828	1,830,236
Property and maintenance expenses	1,816,578	4,965,674
Property taxes and insurance	1,529,567	2,130,282
Miscellaneous	207,508	493,702

Total expenses	$15,180,532	$18,474,621
Deduct-
Reduction of investment advisory
and administrative fees	444,565	410,790

Net expenses	$14,735,967	$18,063,831

Net investment income before
minority interests in net income of
controlled subsidiaries	$4,344,315	$2,891,862
Minority interests in net income
of controlled subsidiaries	(527,539)	(205,899)

Net investment income	$3,816,776	$2,685,963

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended

	March 31, 2006	March 31, 2005

Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
Investment transactions, securities sold short and
foreign currency transactions allocated from
Belvedere Company (identified cost basis)	$15,854,389	$(1,016,998)
Investment transactions in Partnership
Preference Units (identified cost basis)	5,114	-
Investment transactions in other real estate
(net of minority interest in realized gain of
controlled subsidiary of
$1,456 and $0, respectively)	3,399	-
Interest rate swap agreements (1)	250,268	(699,274)

Net realized gain (loss)	$16,113,170	$(1,716,272)

Change in unrealized appreciation (depreciation) -
Investments, securities sold short and foreign
currency allocated from Belvedere Company
(identified cost basis)	$55,277,154	$(39,817,107)
Investments in Partnership Preference Units
(identified cost basis)	(5,163,918)	774,563
Investments in other real estate (net of minority
interests in unrealized appreciation (depreciation)
of controlled subsidiaries of
$2,268,059 and $6,754,025, respectively)	7,873,619	21,623,959
Interest rate swap agreements	2,885,128	4,754,205

Net change in unrealized appreciation (depreciation)	$60,871,983	$(12,664,380)

Net realized and unrealized gain (loss)	$76,985,153	$(14,380,652)

Net increase (decrease) in net assets from operations	$80,801,929	$(11,694,689)

(1) Amounts represent interest earned (incurred) in connection with interest rate swap agreements (Note 5).

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets

	Three Months Ended
	March 31, 2006	Year Ended
	(Unaudited)	December 31, 2005

Increase (Decrease) in Net Assets:
From operations -
Net investment income	$3,816,776	$16,278,819
Net realized gain from investment transactions, securities sold
short, foreign currency transactions and interest rate swap agreements	16,113,170	69,272,363
Net change in unrealized appreciation (depreciation) of
investments, securities sold short, foreign currency and interest
rate swap agreements	60,871,983	38,218,085

Net increase in net assets from operations	$80,801,929	$123,769,267

Transactions in Fund Shares -
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$8,759,998	$9,236,397
Net asset value of Fund Shares redeemed	(24,815,908)	(52,805,361)

Net decrease in net assets from Fund Share transactions	$(16,055,910)	$(43,568,964)

Distributions -
Distributions to Shareholders	$(20,577,745)	$(21,417,328)

Total distributions	$(20,577,745)	$(21,417,328)

Net increase in net assets	$44,168,274	$58,782,975
Net assets:
At beginning of period	$1,753,010,400	$1,694,227,425

At end of period	$1,797,178,674	$1,753,010,400

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended

	March 31, 2006	March 31, 2005

Cash Flows From (For) Operating Activities –
Net increase (decrease) in net assets from operations	$80,801,929	$(11,694,689)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from (for) operating activities –
Net investment income allocated from Belvedere Company	(4,864,182)	(4,547,728)
(Increase) decrease in escrow deposits	27,548,595	(3,500)
Decrease in interest receivable for open swap agreements	68,131	-
Increase in interest payable for open swap agreements	451,470	471,743
(Increase) decrease in distributions and interest receivable	(607)	88
Decrease in other assets	632,651	629,338
Increase in payable to affiliate for investment advisory and
administrative fees	13,929	-
Increase in payable to affiliate for distribution and servicing fees	388	-
Increase (decrease) in security deposits, accrued interest and accrued
other expenses and liabilities	(735,930)	68,510
Increase (decrease) in accrued property taxes	(147,147)	262,796
Purchases of Partnership Preference Units	(10,186,559)	(15,000,000)
Proceeds from sales of Partnership Preference Units	210,000	-
Proceeds from sale of other real estate	4,855	-
Improvements to rental property	(1,365,514)	(846,165)
Increase in short-term investments	(6,153,653)	(2,347,000)
Interest earned (incurred) on interest rate swap agreements	250,268	(699,274)
Minority interests in net income of controlled subsidiaries	527,539	205,899
Net realized (gain) loss from investment transactions, securities sold short,
foreign currency transactions and interest rate swap agreements	(16,113,170)	1,716,272
Net change in unrealized (appreciation) depreciation of investments, securities sold short, foreign currency and interest rate
swap agreements	(60,871,983)	12,664,380

Net cash flows from (for) operating activities	$10,071,010	$(19,119,330)

Cash Flows From (For) Financing Activities –
Proceeds from Credit Facility	$-	$34,000,000
Repayments of Credit Facility	(28,000,000)	-
Proceeds from mortgages	6,538,000	-
Repayment of note payable to minority shareholder	(19,644,984)	-
Issuance of real estate joint venture preferred shares	-	240,000
Payments for Fund Shares redeemed	(1,386,259)	(1,606,794)
Distributions paid to Shareholders	(11,817,747)	(12,180,931)
Capital contributed by minority shareholder	-	4,923

Net cash flows from (for) financing activities	$ (54,310,990)	$20,457,198

Net increase (decrease) in cash	$ (44,239,980)	$1,337,868
Cash at beginning of period	$51,271,803	$5,348,786

Cash at end of period	$7,031,823	$6,686,654

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Three Months Ended

	March 31, 2006	March 31, 2005

Supplemental Disclosure and Non-cash Investing and
Financing Activities –
Interest paid on loan – Credit Facility	$4,609,102	$1,804,366
Interest paid on mortgages	$4,022,217	$5,999,202
Interest paid (received) on swap agreements	$(769,869)	$227,531
Market value of securities distributed in payment of
redemptions	$21,929,649	$11,189,963

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Financial Statements (Continued)

Financial Highlights	Three Months Ended
	March 31, 2006	Year Ended
	(Unaudited)	December 31, 2005

Net asset value – Beginning of period	$108.300	$102.030

Income (loss) from operations

Net investment income (1)	$0.237	$0.989
Net realized and unrealized gain	4.773	6.571

Total income from operations	$5.010	$7.560

Distributions

Distributions to Shareholders	$(1.280)	$(1.290)

Total distributions	$(1.280)	$(1.290)

Net asset value – End of period	$112.030	$108.300

Total Return (2)	4.67%	7.54%

Ratios as a percentage of average net assets (3)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs (4)	0.65% (9)	1.00%
Operating expenses (4)	0.65% (9)	1.11%
Belrose Capital Fund LLC Expenses
Interest and other borrowing costs (5)(6)	1.07% (9)	0.62%
Investment advisory and administrative fees, distribution and
servicing fees and other Fund operating expenses (5)(7)	1.11% (9)	1.13%

Total expenses	3.48% (9)	3.86%
Net investment income	0.87% (9)	0.97%

Ratios as a percentage of average gross assets (3)(8)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs (4)	0.48% (9)	0.75%
Operating expenses (4)	0.49% (9)	0.84%
Belrose Capital Fund LLC Expenses
Interest and other borrowing costs (5)(6)	0.79% (9)	0.46%
Investment advisory and administrative fees, distribution and
servicing fees and other Fund operating expenses (5)(7)	0.83% (9)	0.85%

Total expenses	2.59% (9)	2.90%
Net investment income	0.65% (9)	0.73%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 1,797,179	$ 1,753,010
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)	0%	0% (10)

(1)	Calculated using average shares outstanding.

(2)	Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.

(3)	For the purpose of calculating ratios, the income and expenses of Belrose Realty Corporation’s (Belrose Realty) controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belrose Realty.

(4)	Includes Belrose Realty's proportional share of expenses incurred by its controlled subsidiaries.

(5)	Includes the expenses of Belrose Capital Fund LLC (Belrose Capital) and Belrose Realty. Does not include expenses of Belrose Realty's controlled subsidiaries.

(6)	Ratios do not include interest incurred in connection with interest rate swap agreements, if any. Had such amounts been included, ratios would be higher.

(7)	Includes Belrose Capital's share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from the Portfolio.

(8)	Average gross assets is defined as the average daily amount of all assets of Belrose Capital (including Belrose Capital's interest in Belvedere Company and Belrose Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belrose Realty's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belrose Realty.

(9)	Annualized.

(10)	Amounts to less than 1%.

See notes to unaudited condensed consolidated financial statements 9

BELROSE CAPITAL FUND LLC as of March 31, 2006 Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The balance sheet at December 31, 2005 and the statement of changes in net assets and the financial highlights for the year then ended have been derived from the December 31, 2005 audited financial statements but do not include all of the information and footnotes required by GAAP for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

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

The allocation of Belrose Capital’s net asset value per Share of $112.03 and $108.30 as of March 31, 2006 and December 31, 2005, respectively, between Preferred and Common shares that have been restructured is as follows:

Per Share Value at

	March 31, 2006		December 31, 2005

Date of Contribution	Preferred Shares	Common Shares	Preferred Shares	Common Shares

February 19, 2003	$ 83.68	$ 28.35	$ 83.61	$ 24.69

3 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the three months ended March 31, 2006 and 2005:

	Three Months Ended

Investment Transactions	March 31, 2006	March 31, 2005

Decreases in investment in Belvedere Capital Fund Company LLC	$21,929,649	$11,189,963
Purchases of Partnership Preference Units (1)	$10,186,559	$15,000,000
Sales of Partnership Preference Units (2)	$210,000	$-
Sale of other real estate	$4,855	$-

(1)	Purchases of Partnership Preference Units during the three months ended March 31, 2006 represent Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management). There were no Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management during the three months ended March 31, 2005.

(2)	Sales of Partnership Preference Units for the three months ended March 31, 2006 represent Partnership Preference Units sold to the real estate investment affiliates of other investment funds advised by Boston Management for which a gain of $5,114 was recognized.

4 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the three months ended March 31, 2006 and 2005, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

	Three Months Ended

	March 31, 2006	March 31, 2005

Belvedere Company’s interest in the Portfolio (1)	$13,881,079,382	$12,584,989,585
The Fund’s investment in Belvedere Company (2)	$1,837,715,170	$1,710,328,336
Income allocated to Belvedere Company from the Portfolio	$56,325,424	$52,138,985
Income allocated to the Fund from Belvedere Company	$7,545,047	$7,118,501
Expenses allocated to Belvedere Company from the Portfolio	$14,901,069	$14,031,081
Expenses allocated to the Fund from Belvedere Company	$2,680,865	$2,570,773
Net realized gain (loss) from investment transactions, securities sold short and foreign currency transactions allocated to Belvedere
Company from the Portfolio	$118,623,637	$(7,321,051)
Net realized gain (loss) from investment transactions, securities sold short and foreign currency transactions allocated to the Fund from
Belvedere Company	$15,854,389	$(1,016,998)
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to Belvedere
Company from the Portfolio	$412,112,399	$(280,637,975)
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to the Fund from
Belvedere Company	$55,277,154	$(39,817,107)

(1)	As of March 31, 2006 and 2005, the value of Belvedere Company’s interest in the Portfolio represents 71.4% and 67.7% of the Portfolio’s net assets, respectively.

(2)	As of March 31, 2006 and 2005, the Fund’s investment in Belvedere Company represents 13.2% and 13.6% of Belvedere Company’s net assets, respectively.

A summary of the Portfolio’s Statement of Assets and Liabilities at March 31, 2006, December 31, 2005 and March 31, 2005 and its operations for the three months ended March 31, 2006, for the year ended December 31, 2005 and for the three months ended March 31, 2005 follows:

	March 31, 2006	December 31, 2005	March 31, 2005

Investments, at value	$19,489,204,023	$18,969,693,193	$18,468,165,880
Other assets	82,793,817	78,497,584	119,669,991

Total assets	$19,571,997,840	$19,048,190,777	$18,587,835,871

Collateral for securities loaned	$96,708,244	$-	$-
Demand note payable	16,300,000	8,000,000	4,200,000
Management fee payable	6,942,089	6,896,006	-
Other liabilities	320,675	687,918	125,209

Total liabilities	$120,271,008	$15,583,924	$4,325,209

Net assets	$19,451,726,832	$19,032,606,853	$18,583,510,662

	March 31, 2006	December 31, 2005	March 31, 2005

Dividends and interest	$79,789,760	$316,363,717	$77,449,217

Investment adviser fee	$20,700,926	$80,617,092	$20,297,088
Other expenses	370,255	2,931,135	611,649
Total expenses reductions	-	(89,156)	(59,259)

Net expenses	$21,071,181	$83,459,071	$20,849,478

Net investment income	$58,718,579	$232,904,646	$56,599,739
Net realized gain (loss) from investment
transactions, securities sold short and
foreign currency transactions	444,361,395	70,889,149	(11,056,277)
Net change in unrealized appreciation
(depreciation) of investments,
securities sold short and foreign
currency	563,623,384	551,019,603	(422,252,722)

Net increase (decrease) in net assets
from operations	$1,066,703,358	$854,813,398	$(376,709,260)

5 Interest Rate Swap Agreements

Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility used to acquire equity in real estate investments. Under such agreements, Belrose Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at March 31, 2006 and December 31, 2005 are listed below.

	Notional			Initial		Unrealized Appreciation at
	Amount			Optional	Final
Effective	(000’s	Fixed	Floating	Termination	Termination
Date	omitted)	Rate	Rate	Date	Date	March 31, 2006	December 31, 2005

10/03	$ 31,588	4.180%	LIBOR + 0.30%	7/09	6/10	$1,597,450	$1,209,537
10/03	37,943	4.160%	LIBOR + 0.30%	11/09	6/10	1,930,838	1,449,351
10/03	83,307	4.045%	LIBOR + 0.30%	-	6/10	4,537,334	3,433,250
			3 mo. LIBOR +
06/04	40,000	4.875%	0.00%	-	6/12	953,798	42,154

						$9,019,420	$6,134,292

6 Debt

Mortgages – During March 2006, a mortgage note payable in the amount of $6,538,000 was secured in relation to the substitution of one of Katahdin Property Trust LLC’s (Katahdin) properties, Champions Park. The mortgage note provides for monthly payments of interest of $31,001, at a fixed interest rate of 5.69%, with the entire balance due at the maturity date, June 1, 2011.

Notes Payable – On December 14, 2005, Belrose Capital and the Katahdin Minority Shareholder loaned $62,364,071 and $20,788,024, respectively, to Katahdin. The notes bear interest on the outstanding principal amount at the rate of 8.75% per annum. There is no obligation to pay any principal or interest until maturity on December 14, 2006, at which time the entire outstanding principal balance of the notes, plus all accrued unpaid interest thereon is due and payable. In January and March 2006, Katahdin paid Belrose Capital and the Katahdin Minority Shareholder an aggregate amount of $58,934,951 and $19,644,984, respectively, of the principal amount outstanding. As of March 31, 2006 the principal amount outstanding under the notes due to Belrose Capital and the Katahdin Minority Shareholder is $3,429,120 and $1,143,040, respectively. All balances and transactions related to the notes payable made by Belrose Capital have been eliminated through consolidation of the financial statements.

7 Segment Information

Belrose Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belrose Capital invests in real estate assets through its subsidiary, Belrose Realty Corporation (Belrose Realty). Belrose Realty invests directly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Katahdin, Deerfield Property Trust (Deerfield) and formerly invested in Bel Communities Property Trust (Bel Communities) (for the period during which Belrose Realty maintained an interest in Bel Communities).

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

	Tax-Managed
For the Three Months Ended	Growth	Real
March 31, 2006	Portfolio*	Estate	Total

Revenue	$4,864,182	$14,012,562	$18,876,744
Interest expense on mortgages	-	(3,996,453)	(3,996,453)
Interest expense on Credit Facility	-	(3,557,429)	(3,557,429)
Operating expenses	(399,713)	(4,728,337)	(5,128,050)
Minority interests in net income of controlled
subsidiaries	-	(527,539)	(527,539)

Net investment income	$4,464,469	$1,202,804	$5,667,273
Net realized gain	15,854,389	258,781	16,113,170
Net change in unrealized appreciation (depreciation)	55,277,154	5,594,829	60,871,983

Net increase in net assets from operations of
reportable segments	$75,596,012	$7,056,414	$82,652,426

	Tax-Managed
For the Three Months Ended	Growth	Real
March 31, 2005	Portfolio*	Estate	Total

Revenue	$4,547,728	$16,373,091	$20,920,819
Interest expense on mortgages	-	(6,126,770)	(6,126,770)
Interest expense on Credit Facility	-	(1,482,491)	(1,482,491)
Operating expenses	(333,833)	(8,875,544)	(9,209,377)
Minority interests in net income of controlled
subsidiaries	-	(205,899)	(205,899)

Net investment income (loss)	$4,213,895	$(317,613)	$3,896,282
Net realized loss	(1,016,998)	(699,274)	(1,716,272)
Net change in unrealized appreciation (depreciation)	(39,817,107)	27,152,727	(12,664,380)

Net increase (decrease) in net assets from
operations of reportable segments	$(36,620,210)	$26,135,840	$(10,484,370)

*Belrose Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following table reconciles the reported segment information to the condensed consolidated financial statements for the periods indicated:

	Three Months Ended

	March 31, 2006	March 31, 2005

Revenue:
Revenue from reportable segments	$18,876,744	$20,920,819
Unallocated amounts:
Interest earned on cash not invested in the
Portfolio or in subsidiaries	203,538	34,874

Total revenue	$19,080,282	$20,955,693

Net increase (decrease) in net assets from
operations:
Net increase (decrease) in net assets from
operations of reportable segments	$82,652,426	$(10,484,370)
Unallocated investment income:
Interest earned on cash not invested in the
Portfolio or in subsidiaries	203,538	34,874
Unallocated expenses (1):
Distribution and servicing fees	(868,426)	(795,626)
Interest expense on Credit Facility	(1,123,399)	(347,745)
Audit, tax and legal fees	(37,072)	(81,369)
Other operating expenses	(25,138)	(20,453)

Net increase (decrease) in net assets from
operations	$80,801,929	$(11,694,689)

(1)	Unallocated expenses represent costs incurred that pertain to the overall operation of Belrose Capital, and do not pertain to either operating segment.

The following tables reconcile the reported segment information to the condensed consolidated financial statements as of March 31, 2006 and December 31, 2005:

	Tax-Managed	Real
At March 31, 2006	Growth Portfolio*	Estate	Total

Segment assets	$1,837,715,170	$608,378,376	$2,446,093,546
Segment liabilities	1,622,055	572,194,522	573,816,577

Net assets of reportable segments	$1,836,093,115	$36,183,854	$1,872,276,969

	Tax-Managed	Real
At December 31, 2005	Growth Portfolio*	Estate	Total

Segment assets	$1,783,649,094	$661,856,326	$2,445,505,420
Segment liabilities	116,987	631,424,066	631,541,053

Net assets of reportable segments	$1,783,532,107	$30,432,260	$1,813,964,367

*Belrose Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

	March 31, 2006	December 31, 2005

Net assets:
Net assets of reportable segments	$1,872,276,969	$1,813,964,367
Unallocated amounts:
Cash (1)	1,937,546	1,738,271
Short-term investments (1)	10,951,000	4,797,347
Loan payable – Credit Facility (2)	(87,105,152)	(66,644,485)
Payable to affiliate for distribution and
servicing fees	(573,359)	(572,971)
Other liabilities	(308,330)	(272,129)

Net assets	$1,797,178,674	$1,753,010,400

(1)	Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.

(2)	Unallocated amount of loan payable - Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

8 Contingencies

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

MD&A and Results of Operations for the Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2005.

Performance of the Fund.(1) The Fund’s investment objective is to achieve long-term, after-tax returns for shareholders. Eaton Vance Management (Eaton Vance), as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund’s primary performance benchmark. The S&P 500 Index is a broad-based, unmanaged market index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in Tax-Managed Growth Portfolio (the Portfolio). The Fund invests in the Portfolio through its interest in Belvedere Capital Fund Company LLC (Belvedere Company). The Fund’s performance will differ from that of the Portfolio due to its investments outside the Portfolio. In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowing incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility (described under "Liquidity and Capital Resources" below) and to mitigate in part the impact of interest rate changes on the Fund’s net asset value.

The Fund’s total return was 4.67% for the quarter ended March 31, 2006. This return reflects an increase in the Fund’s net asset value per share from $108.30 to $112.03 and a distribution of $1.28 per share during the period. The total return of the S&P 500 Index was 4.21% over the same period. Last year, the Fund had a total return performance of -0.67% for the quarter ended March 31, 2005. This return reflected a decrease in the Fund’s net asset value per share from $102.03 to $100.03 and a distribution of $1.29 per share during the period. The S&P 500 Index had a total return of -2.15% over the same period.

Performance of the Portfolio. In the face of rising interest rates and oil prices, U.S. equities managed to post healthy results during the first quarter of 2006. The S&P 500 and Dow Jones Industrials Indices had their strongest quarterly advance in years, each gaining more than 4%. The NASDAQ Composite gained an even more impressive 6.1% during the quarter. Mixed economic and earnings reports were offset by positive news of benign inflation and healthy capital spending. Small- and mid-cap stocks once again outperformed large-cap investments and the large-cap value style continued to outperform the large-cap growth style. For the quarter ended March 31, 2006, the Portfolio’s total return was 4.34%, outperforming the S&P 500 Index return of 4.21% over the same period. For comparison, during the first quarter of 2005, the Portfolio posted a total return of -1.98% .

Telecommunications and energy were the best performing sectors of the S&P 500 Index during the first quarter of 2006, while the utilities and health care sectors were the weakest performers. Market leading industries in the first quarter included construction materials, communication equipment and diversified telecommunications. In contrast, internet software, consumer services and catalog retailers were among the worst performing industries.

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

The Portfolio’s modest outperformance versus the S&P 500 Index during the quarter was driven by its sector allocation and industry diversification. The Portfolio’s overweighting of the outperforming industrials sector and the strong performing air freight logistics, machinery and investment brokerage industries was beneficial. During the quarter, the Portfolio maintained an underweighting of the utilities sector, which was beneficial given the price declines experienced by independent power producers and electric utilities stocks over the period. Stock selection within the health care and consumer discretionary sectors also contributed positively to returns during the quarter.

While the Portfolio’s continued overweighting of the energy sector, which continued to benefit from rising oil prices, remained positive, its holdings within the oil and gas exploration and production industry delivered sub-par results. Relatively weak performance of semiconductor and IT services stocks, as well as an underweighting of the outperforming telecommunications sector, also negatively impacted returns. Commodity related investments, such as copper, gold and aluminum stocks, registered impressive gains and the Portfolio benefited from its allocation to and selections within the metals and mining industry.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belrose Realty Corporation (Belrose Realty). As of March 31, 2006, real estate investments included majority interests in two real estate joint ventures (Real Estate Joint Ventures), Deerfield Property Trust (Deerfield) and Katahdin Property Trust, LLC (Katahdin), and a portfolio of income producing preferred equity interests in real estate operating partnerships that are generally affiliated with and controlled by real estate investment trusts (REITs) that are publicly-traded (Partnership Preference Units). Katahdin owns multifamily properties and Deerfield owns industrial distribution properties. As of March 31, 2006, the estimated fair value of the Fund’s real estate investments represented 23.9% of the Fund’s total assets on a consolidated basis. After adjusting for the minority interest in Deerfield and Katahdin, the Fund’s real estate investments represented 27.1% of the Fund’s net assets as of March 31, 2006.

During the quarter ended March 31, 2006, rental income from real estate operations was approximately $10.5 million compared to approximately $15.2 million for the quarter ended March 31, 2005, a decrease of $4.7 million or 31%. This decrease in rental income was due to Belrose Realty’s ownership of interests in fewer multifamily properties in 2006 as a result of its October 2005 sale of its interest in a multifamily Real Estate Joint Venture, Bel Communities Property Trust (Bel Communities), which accounted for 38% of consolidated rental income for the quarter ended March 31, 2005, offset in part by modest increases in the rental income of Deerfield and Katahdin. For the quarter ended March 31, 2006, Deerfield’s and Katahdin’s rental income was in line with expectations. During the quarter ended March 31, 2005, rental income decreased due to the fact that rental income of the properties owned by Deerfield during the quarter ended March 31, 2005 were less than the rental income of the multifamily properties owned by Bel Apartment Properties Trust (Bel Apartment) held during the quarter ended March 31, 2004. Belrose Realty sold its interest in Bel Apartment in November 2004.

During the quarter ended March 31, 2006, property operating expenses were approximately $3.8 million compared to approximately $7.8 million for the quarter ended March 31, 2005, a decrease of $4.0 million or 51% (property operating expenses are before certain operating expenses of Belrose Realty of approximately $0.9 million for the quarter ended March 31, 2006 and $1.1 million for the quarter ended March 31, 2005). The decrease in property operating expenses was due to the sale of Bel Communities referenced in the preceding paragraph, offset in part by modest increases in the operating expenses of Deerfield. For the quarter ended March 31, 2006, Deerfield’s property operating expenses were in line with expectations. Property operating expenses for the quarter ended March 31, 2005 increased principally due to repair costs during the quarter related to hurricane damage in 2004 at certain Florida multifamily properties owned by Katahdin. The increase was partially offset by the fact that operating expenses of the properties owned by Deerfield during the quarter ended March 31, 2005 were less than operating expenses of the multifamily properties owned by Bel Apartment during the quarter ended March 31, 2004.

Improvements in multifamily property operating conditions are being seen in numerous markets around the country, reflecting a better supply/demand balance. Boston Management and Research (Boston Management) expects this favorable trend to continue, although higher operating expenses and capital expenditures attributable to routine maintenance costs are expected to offset much of the improvement in rental income. For many industrial distribution properties, rent levels are expected to see minimal growth over the near term. Boston Management expects that improvements in multifamily and industrial distribution property operating performance will occur over the longer term.

At March 31, 2006, the estimated fair value of the real properties indirectly held through Belrose Realty was approximately $396.5 million compared to approximately $385.0 million at December 31, 2005, a net increase of $11.5 million, or 3%. The net increase in estimated real property values at March 31, 2006 as compared to December 31, 2005 resulted from modest net increases in the estimated values of properties held by Deerfield and Katahdin. Despite weak market conditions over the past several years, property values have increased as lower near-term property earnings expectations generally have been offset by lower capitalization and discount rates applied in valuing the properties.

During the quarter ended March 31, 2006, the Fund saw net unrealized appreciation of the estimated fair value of its other real estate investments (which includes Deerfield and Katahdin) of approximately $7.9 million compared to unrealized appreciation of approximately $21.6 million during the quarter ended March 31, 2005. Net unrealized appreciation of approximately $7.9 million during the quarter ended March 31, 2006 was due to net increases in the estimated fair value of the properties of Deerfield and Katahdin. Net unrealized appreciation of approximately $21.6 million during the quarter ended March 31, 2005 was due principally to net increases in the estimated fair value of the properties of Deerfield and Katahdin, offset slightly by modest net decreases in estimated fair values of the properties of Bel Communities. The increases resulted primarily from lower capitalization and discount rates applied in valuing the properties.

During the quarter ended March 31, 2006, Belrose Realty acquired interests in additional Partnership Preference Units (representing acquisitions from real estate investment affiliates of other investment funds advised by Boston Management) for a total of approximately $10.2 million. During the quarter ended March 31, 2006, Belrose Realty also sold certain of its Partnership Preference Units totaling approximately $0.2 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a minimal gain on the transaction. At March 31, 2006, the estimated fair value of Belrose Realty’s Partnership Preference Units totaled approximately $190.4 million compared to approximately $185.6 million at December 31, 2005, a net increase of $4.8 million or 3%. The net increase in value was principally due to more Partnership Preference Units held at March 31, 2006 compared to December 31, 2005, and, in addition, in the current environment, estimated fair values for Partnership Preference Units have been negatively impacted by rising interest rates, offset in part by tighter credit spreads for credit-sensitive income securities, including real estate-related securities.

During the quarter ended March 31, 2006, the Fund saw net unrealized depreciation in the estimated fair value of its Partnership Preference Units of approximately $5.2 million compared to net unrealized appreciation of approximately $0.8 million during the quarter ended March 31, 2005. The net unrealized depreciation of approximately $5.2 million during the quarter ended March 31, 2006 consisted of approximately $5.2 million of unrealized depreciation as a result of decreases in the per unit values of the Partnership Preference Units held by Belrose Realty at March 31, 2006, and a minimal amount of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to the sales of Partnership Preference Units during the quarter ended March 31, 2006. The net unrealized appreciation of approximately $0.8 million during the quarter ended March 31, 2005 occurred as a result of increases in the per unit values of the Partnership Preference Units held by Belrose Realty at March 31, 2005.

Distributions from Partnership Preference Units for the quarter ended March 31, 2006 totaled approximately $3.4 million compared to approximately $1.1 million for the quarter ended March 31, 2005, an increase of $2.3 million or 209%. The increase was principally due to more Partnership Preference Units held on average during the quarter partially offset by lower average distribution rates for the Partnership Preference Units held. For the quarter ended March 31, 2005, the decrease was due to lower average distribution rates on Partnership Preference Units held.

Performance of Interest Rate Swap Agreements. For the quarter ended March 31, 2006, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $3.1 million, compared to net realized and unrealized gains of $4.1 million for the quarter ended March 31, 2005. Net realized and unrealized gains on swap agreements for the quarter ended March 31, 2006 consisted of $2.9 million of net unrealized gains due to changes in swap agreement valuations and $0.2 million of periodic payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s consolidated financial statements). For the quarter ended March 31, 2005, the Fund had net unrealized gains of $4.8 million due to swap agreement valuation changes, offset in part by $0.7 million of swap agreement periodic payments made. The positive impact on Fund performance for the quarters ended March 31, 2006 and 2005 from changes in swap agreement valuations was attributable to increases in swap rates during the periods.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of March 31, 2006, the Fund had outstanding borrowings of $365.5 million and unused loan commitments of $59.0 million under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one and three month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $9.0 million. As of December 31, 2005, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $6.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate secured mortgage debt obligations of Deerfield and Katahdin. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one and three month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended March 31,*

							Estimated
							Fair Value
							as of
	2007-						March 31,
	2008	2009	2010	2011	Thereafter	Total	2006

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages					$245,388,000	$245,388,000	$250,100,000
Average interest rate					6.21%	6.21%

Variable-rate Credit Facility				$365,500,000		$365,500,000	$365,500,000
Average interest rate				5.16%		5.16%

							Estimated
							Fair Value
							as of
	2007-						March 31,
	2008	2009	2010	2011	Thereafter	Total	2006

Rate sensitive derivative financial
instruments:

Pay fixed/receive variable interest rate
swap agreements				$152,837,500	$40,000,000	$192,837,500	$9,019,420
Average pay rate				4.10%	4.88%	4.26%
Average receive rate				5.13%	5.00%	5.10%

Rate sensitive investments:

Fixed-rate Partnership Preference
Units:

Camden Operating, L.P., 7% Series B Cumulative Redeemable Perpetual Preferred Units, Callable 12/2/08, Current Yield: 7.35%

		$15,802,670				$15,802,670	$15,470,000

Colonial Realty Limited Partnership, 7.25% Series B Cumulative Redeemable Perpetual Preferred Units, Callable 8/24/09, Current Yield: 7.48%

			$19,419,240			$19,419,240	$19,384,000

Essex Portfolio, L.P., 7.875% Series B Cumulative Redeemable Preferred Units, Callable 12/31/09, Current Yield: 7.83%

			$26,643,900			$26,643,900	$26,390,018

Essex Portfolio, L.P., 7.875% Series D Cumulative Redeemable Preferred Units, Callable 7/28/10, Current Yield: 7.77%

				$12,642,150		$12,642,150	$12,666,650

Kilroy Realty, L.P., 7.45% Series A Cumulative Redeemable Preferred Units, Callable 9/30/09, Current Yield: 7.56%

			$22,381,740			$22,381,740	$22,180,680

Liberty Property Limited Partnership, 7.45% Series B Cumulative Redeemable Preferred Units, Callable 8/31/09, Current Yield: 7.41%

			$27,039,290			$27,039,290	$26,376,000

MHC Operating Limited Partnership, 8.0625% Series D Cumulative Redeemable Perpetual Preference Units, Callable 3/24/10, Current Yield: 8.14%

			$25,186,560			$25,186,560	$24,770,000

PSA Institutional Partners, L.P., 6.4% Series NN Cumulative Redeemable Perpetual Preferred Units, Callable 3/17/10, Current Yield: 6.86%

			$34,377,134			$34,377,134	$33,333,300

21

							Estimated
							Fair Value
							as of
	2007-						March 31,
	2008	2009	2010	2011	Thereafter	Total	2006

Vornado Realty, L.P., 6.75% Series D-14 Cumulative Redeemable Preferred Units, Callable 9/9/10, Current Yield: 6.86%(1)

				$9,795,614		$9,795,614	$9,841,223

*	The amounts listed reflect the Fund’s positions as of March 31, 2006. The Fund’s current positions may differ.

(1)	Belrose Realty’s interest in these Partnership Preference Units is held through Belvorn Holdings LLC.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business, the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2005 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund (less any applicable redemption fee). The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption (except for shares subject to an estate freeze election as described in Item 5 of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005). During each month in the quarter ended March 31, 2006, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares Redeemed(1)	Average Price Paid Per Share
Month Ended

January 31, 2006	111,368.365	$109.83

February 28, 2006	52,161.530	$109.44

March 31, 2006	61,748.565	$112.50

Total	225,278.460	$111.56

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended March 31, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on May 10, 2006.

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