Form 10-Q
period 2006-06-30
BELROSE CAPITAL FUND LLC
filed 2006-08-09
CIK 1170304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ______________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               Yes [X]     No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of Act).  Large Accelerated Filer [X]      Accelerated Filer  [   ]    Non-Accelerated Filer [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [   ]     No [X]

Belrose Capital Fund LLC Index to Form 10-Q

PART I.		FINANCIAL INFORMATION	Page

Item	1.	Financial Statements

		Condensed Consolidated Statements of Assets and Liabilities as of
		June 30, 2006 (Unaudited) and December 31, 2005	3

		Condensed Consolidated Statements of Operations (Unaudited) for the
		Three Months Ended June 30, 2006 and 2005 and for the
		Six Months Ended June 30, 2006 and 2005	4

		Condensed Consolidated Statements of Changes in Net Assets for the
		Six Months Ended June 30, 2006 (Unaudited) and the
		Year Ended December 31, 2005	6

		Condensed Consolidated Statements of Cash Flows (Unaudited) for the
		Six Months Ended June 30, 2006 and 2005	7

		Financial Highlights for the Six Months Ended June 30, 2006 (Unaudited)
		and the Year Ended December 31, 2005	9

		Notes to Condensed Consolidated Financial Statements
		as of June 30, 2006 (Unaudited)	10

Item	2.	Management’s Discussion and Analysis of Financial Condition (MD&A)
		and Results of Operations	16

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item	4.	Controls and Procedures	23

PART II.		OTHER INFORMATION

Item	1.	Legal Proceedings	24

Item	1A.	Risk Factors	24

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item	3.	Defaults Upon Senior Securities	24

Item	4.	Submission of Matters to a Vote of Security Holders	24

Item	5.	Other Information	24

Item 6. Exhibits	25

SIGNATURES	26

EXHIBIT INDEX	27

PART I. FINANCIAL INFORMATION Item 1. Financial Statements.

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Assets and Liabilities

	June 30, 2006
	(Unaudited)	December 31, 2005

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$1,799,278,044	$1,783,649,094
Investment in Partnership Preference Units	187,142,079	185,594,116
Investment in other real estate	436,472,272	385,224,033
Short-term investments	3,681,505	4,797,347

Total investments	$2,426,573,900	$2,359,264,590
Cash	8,382,311	51,271,803
Distributions and interest receivable	1,029,845	285,450
Swap interest receivable	40,796	68,131
Open interest rate swap agreements, at value	10,952,016	6,134,292
Escrow deposits – restricted	2,251,053	29,764,909
Other assets	9,237,597	5,251,863

Total assets	$2,458,467,518	$2,452,041,038

Liabilities:
Loan payable – Credit Facility	$392,500,000	$393,500,000
Mortgages payable	245,258,848	238,850,000
Payable to affiliate for investment advisory and administrative fees	368,117	365,900
Payable to affiliate for distribution and servicing fees	571,832	572,971
Notes payable to minority shareholder	8,643,040	20,788,024
Security deposits	1,392,808	1,229,116
Accrued expenses:
Interest expense	1,677,933	1,622,241
Property taxes	2,065,817	1,856,924
Other expenses and liabilities	1,755,085	2,461,869
Minority interests in controlled subsidiaries	45,073,854	37,783,593

Total liabilities	$699,307,334	$699,030,638

Net assets	$1,759,160,184	$1,753,010,400

Shareholders’ Capital	$1,759,160,184	$1,753,010,400

Shares outstanding	15,924,665	16,186,813

Net asset value and redemption price per Share	$110.47	$108.30

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $320,460, $251,026,
$367,191 and $319,090, respectively)	$8,848,525	$7,596,256	$16,381,905	$14,662,948
Interest allocated from Belvedere Company	197,740	33,937	209,407	85,746
Expenses allocated from Belvedere Company	(2,726,864)	(2,543,294)	(5,407,729)	(5,114,067)

Net investment income allocated from
Belvedere Company	$6,319,401	$5,086,899	$11,183,583	$9,634,627
Rental income	10,185,663	15,272,718	20,705,805	30,485,846
Distributions from Partnership Preference Units	3,395,376	1,134,734	6,789,017	2,247,125
Interest	236,109	148,204	538,426	230,650
Other income		2,725,118		2,725,118

Total investment income	$20,136,549	$24,367,673	$39,216,831	$45,323,366

Expenses:
Investment advisory and administrative fees	$1,556,015	$1,483,710	$3,182,380	$2,935,592
Property management and administrative fees	459,140	673,975	913,947	1,354,424
Distribution and servicing fees	871,339	800,540	1,739,765	1,596,166
Interest expense on mortgages	3,886,904	6,189,572	7,883,357	12,316,342
Interest expense on Credit Facility	5,004,048	2,278,985	9,684,876	4,109,221
Property and maintenance expenses	2,197,250	3,749,500	4,013,828	8,715,174
Property taxes and insurance	1,526,956	1,927,446	3,056,523	4,057,728
Miscellaneous	407,048	367,229	614,556	860,931

Total expenses	$15,908,700	$17,470,957	$31,089,232	$35,945,578
Deduct-
Reduction of investment advisory
and administrative fees	444,158	410,085	888,723	820,875

Net expenses	$15,464,542	$17,060,872	$30,200,509	$35,124,703

Net investment income before
minority interests in net income of
controlled subsidiaries	$4,672,007	$7,306,801	$9,016,322	$10,198,663
Minority interests in net income
of controlled subsidiaries	(572,864)	(1,273,280)	(1,100,403)	(1,479,179)

Net investment income	$4,099,143	$6,033,521	$7,915,919	$8,719,484

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Six Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions, securities sold short and
foreign currency transactions allocated from
Belvedere Company (identified cost basis)	$27,081,306	$2,227,698	$42,935,695	$1,210,700
Investment transactions in Partnership
Preference Units (identified cost basis)	(246,664)	323,360	(241,550)	323,360
Investment transactions in other real estate
(net of minority interest in realized gain (loss) of
controlled subsidiaries of $0, $(30,303),
$1,456 and $(30,303), respectively)	-	(152,242)	3,399	(152,242)
Interest rate swap agreements (1)	471,293	(464,189)	721,561	(1,163,463)

Net realized gain	$27,305,935	$1,934,627	$43,419,105	$218,355

Change in unrealized appreciation (depreciation) –
Investments, securities sold short and foreign
currency allocated from Belvedere Company
(identified cost basis)	$(58,625,666)	$287,191	$(3,348,512)	$(39,529,916)
Investments in Partnership Preference Units
(identified cost basis)	(5,280,822)	787,597	(10,444,740)	1,562,160
Investments in other real estate (net of minority
interests in unrealized appreciation (depreciation)
of controlled subsidiaries of $3,920,343, $3,450,730,
$6,188,402 and $10,204,756, respectively)	5,652,632	7,565,001	13,526,251	29,188,960
Interest rate swap agreements	1,932,596	(4,781,295)	4,817,724	(27,090)

Net change in unrealized appreciation
(depreciation)	$(56,321,260)	$3,858,494	$4,550,723	$(8,805,886)

Net realized and unrealized gain (loss)	$(29,015,325)	$5,793,121	$47,969,828	$(8,587,531)

Net increase (decrease) in net assets from operations	$(24,916,182)	$11,826,642	$55,885,747	$131,953

(1) Amounts represent net interest earned (incurred) in connection with interest rate swap agrements (Note 5).

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets

	Six Months Ended
	June 30, 2006	Year Ended
	(Unaudited)	December 31, 2005

Increase (Decrease) in Net Assets:
From Operations –
Net investment income	$7,915,919	$16,278,819
Net realized gain from investment transactions, securities
sold short, foreign currency transactions and
interest rate swap agreements	43,419,105	69,272,363
Net change in unrealized appreciation (depreciation) of
investments, securities sold short, foreign currency
and interest rate swap agreements	4,550,723	38,218,085

Net increase in net assets from operations	$55,885,747	$123,769,267

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$8,759,998	$9,236,397
Net asset value of Fund Shares redeemed	(37,918,216)	(52,805,361)

Net decrease in net assets from Fund Share transactions	$(29,158,218)	$(43,568,964)

Distributions –
Distributions to Shareholders	$(20,577,745)	$(21,417,328)

Total distributions	$(20,577,745)	$(21,417,328)

Net increase in net assets	$6,149,784	$58,782,975

Net assets:
At beginning of period	$1,753,010,400	$1,694,227,425

At end of period	$1,759,160,184	$1,753,010,400

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended

	June 30, 2006	June 30, 2005

Cash Flows From (For) Operating Activities –
Net increase in net assets from operations	$55,885,747	$131,953
Adjustments to reconcile net increase in net assets from operations to net cash flows for operating activities –
Net investment income allocated from Belvedere Company	(11,183,583)	(9,634,627)
(Increase) decrease in short-term investments	1,115,842	(3,115,000)
(Increase) decrease in distributions and interest receivable	(744,395)	196
Decrease in interest receivable for open swap agreements	27,335	-
(Increase) decrease in escrow deposits	27,513,856	(7,000)
Increase in other assets	(3,985,734)	(1,256,660)
Increase in payable to affiliate for investment advisory and
administrative fees	2,217	-
Decrease in payable to affiliate for distribution and servicing fees	(1,139)	-
Increase in interest payable for open swap agreements	-	627,664
Decrease in security deposits, accrued interest and accrued
other expenses and liabilities	(487,400)	(1,987,783)
Increase in accrued property taxes	208,893	874,330
Purchases of Partnership Preference Units	(20,186,560)	(15,000,000)
Proceeds from sales of Partnership Preference Units	7,952,307	15,217,520
Payment for investment in other real estate	(29,342,162)	-
Proceeds from sale of investment in other real estate	4,855	3,105,985
Improvements to rental property	(2,191,424)	(2,590,854)
Net interest earned (incurred) on interest rate swap agreements	721,561	(1,163,463)
Minority interests in net income of controlled subsidiaries	1,100,403	1,479,179
Net realized gain from investment transactions, securities sold short,
foreign currency transactions and interest rate swap agreements	(43,419,105)	(218,355)
Net change in unrealized (appreciation) depreciation of investments, securities sold short, foreign currency and interest rate
swap agreements	(4,550,723)	8,805,886

Net cash flows for operating activities	$(21,559,209)	$(4,731,029)

Cash Flows From (For) Financing Activities –
Proceeds from Credit Facility	$34,000,000	$34,000,000
Repayments of Credit Facility	(35,000,000)	(12,000,000)
Proceeds from mortgages	6,538,000	-
Payments for mortgages	(129,152)	-
Proceeds from notes payable to minority shareholder	7,500,000	750,000
Repayment of notes payable to minority shareholder	(19,644,984)	-
Issuance of real estate joint venture preferred shares	-	240,000
Payments for Fund Shares redeemed	(2,776,400)	(2,969,847)
Distributions paid to minority shareholders	-	(1,226,023)
Distributions paid to Shareholders	(11,817,747)	(12,180,931)

Net cash flows from (for) financing activities	$(21,330,283)	$6,613,199

Net increase (decrease) in cash	$(42,889,492)	$1,882,170

Cash at beginning of period	$51,271,803	$5,348,786

Cash at end of period	$8,382,311	$7,230,956

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended

	June 30, 2006	June 30, 2005

Supplemental Disclosure and Non-cash Investing and
Financing Activities –
Interest paid on loan – Credit Facility	$9,569,897	$4,039,066
Interest paid on mortgages	$7,824,279	$12,089,843
Interest paid (received) on swap agreements	$(748,896)	$535,799
Market value of securities distributed in payment of
redemptions	$35,141,816	$26,504,011

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Financial Statements (Continued)

Financial Highlights	Six Months Ended
	June 30, 2006		Year Ended
	(Unaudited)		December 31, 2005

Net asset value – Beginning of period	$108.300		$102.030

Income (loss) from operations

Net investment income(1)	$0.493		$0.989
Net realized and unrealized gain	2.957		6.571

Total income from operations	$3.450		$7.560

Distributions

Distributions to Shareholders	$(1.280)		$(1.290)

Total distributions	$(1.280)		$(1.290)

Net asset value – End of period	$110.470		$108.300

Total Return(2)	3.21%		7.54%

Ratios as a percentage of average net assets (3)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs(4)	0.63%	(9)	1.00%
Operating expenses(4)	0.68%	(9)	1.11%
Belrose Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	1.10%	(9)	0.62%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses (5)(7)	1.11%	(9)	1.13%

Total expenses	3.52%	(9)	3.86%
Net investment income(6)	0.90%	(9)	0.97%

Ratios as a percentage of average gross assets (3)(8)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs(4)	0.48%	(9)	0.75%
Operating expenses(4)	0.51%	(9)	0.84%
Belrose Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	0.83%	(9)	0.46%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses (5)(7)	0.83%	(9)	0.85%

Total expenses	2.65%	(9)	2.90%
Net investment income(6)	0.67%	(9)	0.73%

Supplemental Data

Net assets, end of period (000’s omitted)	$1,759,160		$1,753,010
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)(10)	1%		0% (11)

(1)	Calculated using average shares outstanding.

(2)	Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.

(3)	For the purpose of calculating ratios, the income and expenses of Belrose Realty Corporation’s (Belrose Realty) controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belrose Realty.

(4)	Includes Belrose Realty's proportional share of expenses incurred by its controlled subsidiaries.

(5)	Includes the expenses of Belrose Capital Fund LLC (Belrose Capital) and Belrose Realty. Does not include expenses of Belrose Realty's controlled subsidiaries.

(6)	Ratios do not include net interest incurred or earned in connection with interest rate swap agreements. Had such amounts been included, ratios would be higher.

(7)	Includes Belrose Capital's share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from the Portfolio.

(8)	Average gross assets is defined as the average daily amount of all assets of Belrose Capital (including Belrose Capital's interest in Belvedere Company and Belrose Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belrose Realty's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belrose Realty.

(9)	Annualized.

(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind transactions. The total turnover rate of the Portfolio including contributions and distributions in-kind was 3% and 6% for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively.

(11)	Amounts to less than 1%.

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of June 30, 2006

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

Certain amounts in the prior periods’ condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

The allocation of Belrose Capital’s net asset value per Share of $110.47 and $108.30 as of June 30, 2006 and December 31, 2005, respectively, between Preferred and Common shares that have been restructured is as follows:

Per Share Value at

	June 30, 2006		December 31, 2005

Date of Contribution	Preferred Shares	Common Shares	Preferred Shares	Common Shares

February 19, 2003	$ 85.04	$ 25.43	$ 83.61	$ 24.69

3 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the six months ended June 30, 2006 and 2005:

	Six Months Ended

Investment Transactions	June 30, 2006	June 30, 2005

Decreases in investment in Belvedere Capital Fund Company LLC	$35,141,816	$26,504,011
Acquisition of other real estate (1)	$29,342,162	$-
Sale of other real estate (2)	$4,855	$3,105,985
Purchases of Partnership Preference Units (3)	$20,186,560	$15,000,000
Sales of Partnership Preference Units (4)	$7,952,307	$15,217,520

(1)	On June 30, 2006, Katahdin Property Trust LLC (Katahdin) purchased a multifamily residential property for $29,342,162.

(2)	On April 6, 2005, Deerfield Property Trust (Deerfield) sold an industrial distribution property for which Belrose Realty Corporation (Belrose Realty) recognized a loss of $152,242.

(3)	Purchases of Partnership Preference Units for the six months ended June 30, 2006 include Partnership Preference Units purchased from the real estate investment affiliate of another investment fund advised by Boston Management and Research (Boston Management).

(4)	Sales of Partnership Preference Units for the six months ended June 30, 2006 and 2005 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management for which a loss of $241,550 and a gain of $323,360 were recognized, respectively.

4 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the six months ended June 30, 2006 and 2005, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

	Six Months Ended

	June 30, 2006	June 30, 2005

Belvedere Company’s interest in the Portfolio (1)	$13,612,210,990	$12,549,638,946
The Fund’s investment in Belvedere Company (2)	$1,799,278,044	$1,702,616,076
Income allocated to Belvedere Company from the Portfolio	$124,577,537	$108,215,319
Income allocated to the Fund from Belvedere Company	$16,591,312	$14,748,694
Expenses allocated to Belvedere Company from the Portfolio	$30,250,511	$27,963,656
Expenses allocated to the Fund from Belvedere Company	$5,407,729	$5,114,067
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to
Belvedere Company from the Portfolio	$322,805,580	$9,053,287
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to the
Fund from Belvedere Company	$42,935,695	$1,210,700

	Six Months Ended

	June 30, 2006	June 30, 2005

Net change in unrealized appreciation (depreciation) of
investments, securities sold short and foreign currency
allocated to Belvedere Company from the Portfolio	$(26,476,017)	$(279,324,658)
Net change in unrealized appreciation (depreciation) of
investments, securities sold short and foreign currency
allocated to the Fund from Belvedere Company	$(3,348,512)	$(39,529,916)

(1)	As of June 30, 2006 and 2005, the value of Belvedere Company’s interest in the Portfolio represents 72.1% and 68.4% of the Portfolio’s net assets, respectively.

(2)	As of June 30, 2006 and 2005, the Fund’s investment in Belvedere Company represents 13.2% and 13.6% of Belvedere Company’s net assets, respectively.

A summary of the Portfolio’s Statement of Assets and Liabilities at June 30, 2006, December 31, 2005 and June 30, 2005 and its operations for the six months ended June 30, 2006, for the year ended December 31, 2005 and for the six months ended June 30, 2005 follows:

	June 30, 2006	December 31, 2005	June 30, 2005

Investments, at value	$18,934,068,161	$18,969,693,193	$18,281,922,793
Other assets	34,515,320	78,497,584	52,772,401

Total assets	$18,968,583,481	$19,048,190,777	$18,334,695,194

Collateral for securities loaned	$72,500,000	$-	$-
Demand note payable	-	8,000,000	-
Management fee payable	6,735,653	6,896,006	-
Other liabilities	754,547	687,918	390,159

Total liabilities	$79,990,200	$15,583,924	$390,159

Net assets	$18,888,593,281	$19,032,606,853	$18,334,305,035

Dividends and interest	$175,092,342	$316,363,717	$160,085,593

Investment adviser fee	$41,339,905	$80,617,092	$40,134,219
Other expenses	1,142,069	2,931,135	1,275,628
Total expense reductions	(99)	(89,156)	(89,120)

Net expenses	$42,481,875	$83,459,071	$41,320,727

Net investment income	$132,610,467	$232,904,646	$118,764,866
Net realized gain from investment
transactions, securities sold short
and foreign currency transactions	453,652,551	70,889,149	12,967,888
Net change in unrealized
appreciation (depreciation) of
investments, securities sold short
and foreign currency	(29,804,533)	551,019,603	(421,158,753)

Net increase (decrease) in net assets
from operations	$556,458,485	$854,813,398	$(289,425,999)

5 Interest Rate Swap Agreements

Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belrose Capital’s net asset value. Under such agreements, Belrose Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at June 30, 2006 and December 31, 2005 are listed below.

	Notional			Initial
	Amount			Optional	Final	Unrealized Appreciation at
Effective	(000’s	Fixed	Floating	Termination	Termination
Date	omitted)	Rate	Rate	Date	Date	June 30, 2006	December 31, 2005

10/03	$ 31,588	4.180%	LIBOR + 0.30%	7/09	6/10	$ 1,857,954	$1,209,537
10/03	37,943	4.160%	LIBOR + 0.30%	11/09	6/10	2,250,542	1,449,351
10/03	83,307	4.045%	LIBOR + 0.30%	-	6/10	5,249,719	3,433,250
06/04	40,000	4.875%	3 mo. LIBOR +0.00%	-	6/12	1,593,801	42,154

						$ 10,952,016	$6,134,292

6 Debt

A Credit Facility – On June 30, 2006, Belrose Capital amended its credit arrangement with DrKW Holdings, Inc. to increase the amount of the term loan by $24,000,000 to an aggregate principal amount of $266,500,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of June 30, 2006, outstanding borrowings under this credit arrangement totaled $266,500,000.

On June 30, 2006, Belrose Capital amended its credit arrangement with Merrill Lynch Mortgage Capital, Inc. to increase the amount of the revolving loan facility by $60,000,000 to an aggregate principal amount of $242,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. As of June 30, 2006, outstanding borrowings under this credit arrangement totaled $126,000,000.

B Mortgages – During March 2006, a mortgage note payable in the amount of $6,538,000 was secured for the acquisition of a property by Katahdin. The mortgage note provides for monthly payments of interest of $31,001, at a fixed interest rate of 5.69%, with the entire principal balance due at the maturity date, June 1, 2011.

C Notes Payable – Belrose Capital and the minority shareholder of Katahdin loaned amounts to the Katahdin real estate joint venture to fund the purchases of real property. The notes are expected to be repaid with proceeds from sales of real property held by Katahdin. The notes bear interest on the outstanding principal amount at the rate of 8.75% . The entire outstanding principal balance of the notes, plus all accrued unpaid interest thereon is due and payable at maturity, generally one year from the date of inception of each note. All balances and transactions related to the notes payable to Belrose Capital have been eliminated through consolidation of the financial statements. The notes payable principal balances and accrued and unpaid interest due to Belrose Capital and the minority shareholder of Katahdin at June 30, 2006 amount to $25,929,120 and $30,055 and $8,643,040, and $10,019, respectively.

7 Segment Information

Belrose Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s revenue includes the Fund’s pro rata share of the Portfolio’s revenue. Separate from its investment in Belvedere Company, Belrose Capital invests in real estate assets through its subsidiary, Belrose Realty. Belrose Realty invests directly and indirectly in Partnership Preference Units and indirectly in real property through its controlled subsidiaries, Katahdin and Deerfield, and formerly invested in Bel Communities Property Trust (Bel Communities) (for the period during which Belrose Realty maintained an interest in Bel Communities). The Fund’s revenues from the real estate assets primarily consist of consolidated rental income from Katahdin, Deerfield and Bel Communities and distribution income from Partnership Preference Units.

Belrose Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation). The Fund’s Credit Facility borrowings and related interest expense are centrally managed. A portion of the Credit Facility borrowings and related interest expense have been allocated to the real estate segment for presentation purposes herein. Credit Facility borrowings allocated to the real estate segment primarily consist of net amounts borrowed to purchase the Fund’s interest in real estate investments. The Fund’s interest rate swap agreement balances are disclosed as part of the real estate segment. The accounting policies of the reportable segments are the same as those for Belrose Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

		Three Months Ended	Six Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues
The Portfolio*	$6,319,401	$5,086,899	$11,183,583	$9,634,627
Real Estate	13,696,217	19,194,433	27,708,779	35,567,524
Unallocated	120,931	86,341	324,469	121,215

Total revenues	$20,136,549	$24,367,673	$39,216,831	$45,323,366

Net increase (decrease) in
net assets from operations
The Portfolio*	$(25,584,104)	$7,278,472	$50,011,908	$ (29,341,738)
Real Estate	2,513,990	5,885,114	9,570,404	32,020,954
Unallocated(1)	(1,846,068)	(1,336,944)	(3,696,565)	(2,547,263)

Net increase (decrease)
in net assets from
operations	$(24,916,182)	$11,826,642	$55,885,747	$131,953

	June 30, 2006	December 31, 2005

Net assets
The Portfolio*	$ 1,799,163,205	$1,783,532,107
Real Estate	39,762,281	30,432,260
Unallocated(2)	(79,765,302)	(60,953,967)

Net Assets	$ 1,759,160,184	$1,753,010,400

* Belrose Capital invests indirectly in the Portfolio through Belvedere Company.

(1)	Unallocated amounts pertain to the overall operation of Belrose Capital and do not pertain to either segment. Included in this amount are distribution and servicing fees of $871,339, $800,540, $1,739,765 and $1,596,166, for the three and six months ended June 30, 2006 and 2005, respectively.

(2)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of June 30, 2006 and December 31, 2005, such borrowings totaled $86,106,829 and $66,644,485, respectively. Unallocated assets represent cash and short-term investments not invested in the Portfolio or real estate assets. As of June 30, 2006 and December 31, 2005, such amounts totaled $7,237,020 and $6,535,618, respectively.

8 Contingencies

Katahdin became party to a claim arising out of the ordinary course of business during 2005. In June 2006, the claim was settled and Katahdin recognized a loss of approximately $115,000 as a result of the claim.

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

MD&A and Results of Operations for the Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2005.

Performance of the Fund.(1) The Fund’s investment objective is to achieve long-term, after-tax returns for shareholders. Eaton Vance Management (Eaton Vance), as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund’s primary performance benchmark. The S&P 500 Index is a broad-based, unmanaged market index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in Tax-Managed Growth Portfolio (the Portfolio). The Fund invests in the Portfolio through its interest in Belvedere Capital Fund Company LLC (Belvedere Company). The Fund’s performance will differ from that of the Portfolio primarily due to its investments outside the Portfolio. In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowing incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility (described under "Liquidity and Capital Resources" below) and to mitigate in part the impact of interest rate changes on the Fund’s net asset value.

The Fund’s total return was -1.39% for the quarter ended June 30, 2006. This return reflects a decrease in the Fund’s net asset value per share from $112.03 to $110.47 during the period. The total return of the S&P 500 Index was -1.44% over the same period. Last year, the Fund had a total return of 0.72% for the quarter ended June 30, 2005. This return reflected an increase in the Fund’s net asset value per share from $100.03 to $100.75 during the period. The S&P 500 Index had a total return of 1.37% over the same period.

Performance of the Portfolio. For the quarter ended June 30, 2006, the Portfolio had a total return of -1.30%, which compares to the -1.44% total return of its benchmark, the S&P 500 Index, during the same period. Domestic and international equity markets faced a challenging second quarter, particularly during a month-long correction that commenced in mid-May. The riskiest asset classes suffered the most, as investors traded in high beta, growth exposure for higher quality, dividend-rich stocks. The tech-heavy NASDAQ Composite declined more than 7% during the quarter. Positive earnings, record-level profitability and other favorable corporate developments were overshadowed by rising economic and geopolitical concerns. Interest rate increases also continued as the Federal Reserve raised the Federal Funds Rate to 5.25% . Utilities, energy and consumer staples were the top performing S&P 500 Index sectors, while the information technology and health care sectors were the worst. Market leading industries in the second quarter included independent power producers, cable, oil and gas. In contrast, homebuilders, consumer electronics and specialized finance stocks were among the weakest performers.

During the quarter, the Portfolio remained broadly diversified and its strategy of investing in large-capitalization, valuation-sensitive stocks helped performance in an environment of increased market volatility and shift in market leadership to high quality. Compared to the S&P 500 Index, the Portfolio benefited from an overweighting of the

(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. The Portfolio’s total return for the period reflects the total return of another fund that invests in the Portfolio adjusted for non-Portfolio expenses of that fund. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund’s current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500 Index. It is not possible to invest directly in an Index.

industrials, energy and consumer staples sectors and an underweighting of the information technology and health care sectors. The Portfolio’s relatively stronger investments among communications equipment, computers, and wireless telecommunications industries were also positive contributors to returns. The Portfolio’s relative performance was adversely affected by an overweighting of the consumer discretionary sector and an underweighting of the leading utilities sector. The Portfolio’s stock selection in the insurance, retail and leisure industries also detracted from returns.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belrose Realty Corporation (Belrose Realty). As of June 30, 2006, real estate investments included majority interests in two real estate joint ventures (Real Estate Joint Ventures), Deerfield Property Trust (Deerfield) and Katahdin Property Trust, LLC (Katahdin), and a portfolio of income producing preferred equity interests in real estate operating partnerships that are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Katahdin owns multifamily properties and Deerfield owns industrial distribution properties. As of June 30, 2006, the estimated fair value of the Fund’s real estate investments represented 25.4% of the Fund’s total assets on a consolidated basis. After adjusting for the minority interest in Deerfield and Katahdin, the Fund’s real estate investments represented 28.7% of the Fund’s net assets as of June 30, 2006.

In June 2006, Katahdin completed the acquisition of a multifamily property for approximately $29.3 million. The acquired asset is intended to replace one or more properties expected to be sold during the third quarter of 2006.

During the quarter ended June 30, 2006, rental income from real estate operations was approximately $10.2 million compared to approximately $15.3 million for the quarter ended June 30, 2005, a decrease of $5.1 million or 33%. This decrease in rental income from real estate operations was principally due to Belrose Realty’s ownership of interests in fewer multifamily properties in 2006 as a result of its October 2005 sale of its interest in a multifamily Real Estate Joint Venture, Bel Communities Property Trust (Bel Communities), which accounted for 39% of consolidated rental income for the quarter ended June 30, 2005, offset in part by modest increases in the rental income of Deerfield and Katahdin. During the quarter ended June 30, 2005, rental income decreased due to Belrose Realty’s November 2004 sale of its interest in a Real Estate Joint Venture, Bel Apartment Property Trust (Bel Apartment), offset in part by the rental income of Deerfield, which was acquired in June 2004.

During the quarter ended June 30, 2006, property operating expenses were approximately $4.2 million compared to approximately $6.4 million for the quarter ended June 30, 2005, a decrease of $2.2 million or 34%. The decrease in property operating expenses was due to the sale of Bel Communities referenced above. Property operating expenses for the quarter ended June 30, 2005 decreased principally due to the sale of Bel Apartment referenced above.

For most industrial distribution properties, rent levels are expected to see modest growth over the near term. Boston Management and Research (Boston Management), the Fund’s investment adviser, expects that improvements in industrial distribution property operating performance will occur over the long term. Improvements in multifamily property operating conditions are being seen in numerous markets around the country, reflecting a better supply/demand balance. Boston Management expects this favorable trend to continue, although higher operating expenses and capital expenditures attributable to maintenance costs are expected to offset a part of the improvement in rental income.

During the quarter ended June 30, 2006, the Fund saw net unrealized appreciation of the estimated fair value of its other real estate investments (which include Deerfield and Katahdin) of approximately $5.7 million compared to unrealized appreciation of approximately $7.6 million during the quarter ended June 30, 2005. Net unrealized appreciation of approximately $5.7 million during the quarter ended June 30, 2006 was due to net increases in the estimated fair values of the properties held by Deerfield and Katahdin. Net unrealized appreciation of approximately $7.6 million during the quarter ended June 30, 2005 consisted of net unrealized appreciation in the estimated fair value of the properties of Deerfield and Katahdin.

During the quarter ended June 30, 2006, Belrose Realty acquired interests in additional Partnership Preference Units for approximately $10.0 million. During the quarter ended June 30, 2006, Belrose Realty also sold certain of its Partnership Preference Units for approximately $7.7 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net loss of approximately $0.2 million on the transactions.

During the quarter ended June 30, 2006, the Fund saw net unrealized depreciation of the estimated fair value of its Partnership Preference Units (including acquisitions from real restate investment affiliates of other investment funds advised by Boston Managment) of approximately $5.3 million compared to net unrealized appreciation of approximately

$0.8 million during the quarter ended June 30, 2005. The net unrealized depreciation of approximately $5.3 million during the quarter ended June 30, 2006 consisted of approximately $5.4 million of unrealized depreciation as a result of decreases in the per unit values of Partnership Preference Units during the quarter, offset by approximately $0.1 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation as realized losses due to the sales of Partnership Preference Units during the quarter. The net unrealized appreciation of approximately $0.8 million at June 30, 2005 consisted of approximately $0.7 million of unrealized appreciation as a result of increases in the per unit values of Partnership Preference Units during the quarter and approximately $0.1 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation as realized losses due to the sales of Partnership Preference Units during the quarter.

Distributions from Partnership Preference Units for the quarter ended June 30, 2006 were approximately $3.4 million compared to approximately $1.1 million for the quarter ended June 30, 2005, an increase of $2.3 million or 209%. The increase was principally due to more Partnership Preference Units held on average during the quarter ended June 30, 2006. For the quarter ended June 30, 2005, the decrease was due to lower average distribution rates on Partnership Preference Units held.

Performance of Interest Rate Swap Agreements. For the quarter ended June 30, 2006, net realized and unrealized gains on the Fund’s interest rate swap agreements were approximately $2.4 million, compared to net realized and unrealized losses of approximately $5.2 million for the quarter ended June 30, 2005. Net realized and unrealized gains on swap agreements for the quarter ended June 30, 2006 consisted of $1.9 million of unrealized appreciation due to changes in swap agreement valuations and $0.5 million of periodic payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s consolidated financial statements). For the quarter ended June 30, 2005, net realized and unrealized losses on swap agreements consisted of unrealized depreciation of $4.8 million on swap agreement valuation changes and $0.4 million of swap agreement periodic payments. The positive contribution for the quarter ended June 30, 2006 from changes in swap valuations was attributable to an increase in swap rates during the period. The negative impact on Fund performance for the quarter ended June 30, 2005 from changes in swap agreement valuations was attributable to a decrease in swap rates during the period.

MD&A and Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Performance of the Fund. The Fund’s total return was 3.21% for the six months ended June 30, 2006. This return reflects an increase in the Fund’s net asset value per share from $108.30 to $110.47 and a distribution of $1.28 per share during the period. The S&P 500 Index had a total return of 2.70% over the same period. Last year, the Fund had a total return of 0.04% for the six months ended June 30, 2005. This return reflected a decrease in the Fund’s net asset value per share from $102.03 to $100.75 and a distribution of $1.29 per share during the period. The S&P 500 Index had a total return of -0.81% over the same period.

Performance of the Portfolio. For the six months ended June 30, 2006, the Portfolio had a total return of 2.97%, which compares to the 2.70% total return of the S&P 500 Index for the same period. The broad equity market posted mixed returns for the six months ended June 30, 2006. Small-cap stocks outperformed large-cap stocks, while value stocks continued to outperform growth stocks. Geopolitical fears and economic uncertainty led to a month-long sell-off toward the end of the period, reversing much of the first quarter gains. Increased market volatility caused investors to move from risky, speculative investments to more stable, value-oriented, and dividend-producing stocks. On balance, corporate trends remained positive, as companies reported solid earnings gains, record profitability levels, and healthy balance sheets. However, as the period progressed, strength in corporate profits became increasingly overshadowed by anxiety surrounding world events and concern over the direction of the economy and interest rates. Monetary policy remained in a tightening mode as the Federal Reserve raised its Fed Funds target rate four times, to 5.25%, over the period. Energy, telecommunications and industrials were the strongest-performing S&P 500 Index sectors, while information technology and health care stocks realized weaker semi-annual returns. Record crude oil prices helped energy-related stocks advance higher. Market-leading industries in the first half of the year included energy equipment and services, construction, metal and mining, and diversified telecom. In contrast, internet software, catalog retail, health care equipment and household durables stocks were among the weakest performers.

The Portfolio remained broadly diversified, continuing to emphasize investments in large-cap, high-quality stocks. Compared to the S&P 500 Index, the Portfolio benefited from an overweighting of the industrials, energy and consumer staples sectors and an underweighting of the information technology and health care sectors. The Portfolio’s stock selection among metals and mining, health care providers and air freight logistics industries was also beneficial to performance. Conversely, an underweight of the telecommunications and utilities sectors, as well as stock selection in retail, insurance and biotechnology holdings, hurt relative performance.

Performance of Real Estate Investments. During the six months ended June 30, 2006, rental income from real estate operations was approximately $20.7 million compared to approximately $30.5 million for the six months ended June 30, 2005, a decrease of $9.8 million or 32%. This decrease in rental income from real estate operations was principally due to Belrose Realty’s ownership of interests in fewer multifamily properties in 2006 as a result of its October 2005 sale of its interest in Bel Communities, which accounted for 39% of consolidated rental income for the six months ended June 30, 2005, offset in part by modest increases in the rental income of Deerfield and Katahdin. For the six months ended June 30, 2005, rental income from real estate operations decreased principally due to Belrose Realty’s sale of its interest in Bel Apartments in November 2004, offset in part by the rental income of Deerfield, which was acquired in 2004.

During the six months ended June 30, 2006, property operating expenses were approximately $8.0 million compared to approximately $14.1 million for the six months ended June 30, 2005, a decrease of $6.1 million or 43%. This decrease in property operating expenses was principally due to the sale of Bel Communities in October 2005. During the six months ended June 30, 2005, property operating expenses decreased principally due to Belrose Realty’s sale of Bel Apartment referenced above.

The estimated fair value of the real properties indirectly held through Belrose Realty was approximately $436.2 million at June 30, 2006 compared to approximately $385.0 million at December 31, 2005, a net increase of $51.2 million or 13%. This net increase in the estimated fair value of the real properties for the six months ended June 30, 2006 was due to the acquisition by Katahdin of a multifmaily property for approximately $29.3 million and net increases in the estimated fair values of properties held by Deerfield and Katahdin. Property values have increased due both to expected growth in near-term property earnings and to lower capitalization and discount rates applied in valuing the properties.

During the six months ended June 30, 2006, the Fund saw net unrealized appreciation in the estimated fair value of its other real estate investments (which includes Deerfield and Katahdin) of approximately $13.5 million compared to approximately $29.2 million of unrealized appreciation for the six months ended June 30, 2005, a decrease of $15.7 million. Net unrealized appreciation of $13.5 million during the six months ended June 30, 2006 was due to net increases in the estimated fair values of the properties held by Deerfield and Katahdin. Net unrealized appreciation of $29.2 million during the six months ended June 30, 2005 was due to increases in the estimated fair value of properties held by Katahdin and Deerfield.

During the six months ended June 30, 2006, Belrose Realty acquired interests in additional Partnership Preference Units (including acquisitions from the real estate investment affiliate of another investment fund advised by Boston Management) for approximately $20.2 million. During the six months ended June 30, 2006, Belrose Realty also sold certain of its Partnership Preference Units for approximately $8.0 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net loss of approximately $0.2 million on the transactions.

At June 30, 2006, the estimated fair value of Belrose Realty’s Partnership Preference Units was approximately $187.1 million compared to approximately $185.6 million at December 31, 2005, an increase of $1.5 million or 1%. The net increase in the estimated fair value was principally due to more Partnership Preference Units held at June 30, 2006, partially offset by decreases in the per unit values of the Partnership Preference Units held. Estimated fair values for Partnership Preference Units have been negatively impacted by rising interest rates, offset slightly by tighter credit spreads for credit-sensitive income securities, including real estate-related securities.

The Fund saw unrealized depreciation in the estimated fair value of its Partnership Preference Units of approximately $10.4 million during the six months ended June 30, 2006 compared to net unrealized appreciation of approximately $1.6 million for the six months ended June 30, 2005. The net unrealized depreciation of approximately $10.4 million during the six months ended June 30, 2006 consisted of approximately $10.6 million of unrealized depreciation as a result of decreases in the per unit values of Partnership Preference Units during the period, offset by approximately $0.2 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation as realized losses due to the sales of Partnership Preference Units during the period The net unrealized appreciation of approximately $1.6 million during the first six months of 2005 consisted of approximately $1.5 million of unrealized appreciation as a result of increases in the per unit values of Partnership Preference Units during the period, and approximately $0.1 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation as realized losses due to the sales of Partnership Preference Units during the period.

Distributions from Partnership Preference Units for the six months ended June 30, 2006 were approximately $6.8 million compared to approximately $2.2 million for the six months ended June 30, 2005, an increase of $4.6 million or 209%. The increase was principally due to more Partnership Preference Units held on average during the six months ended June 30, 2006, partially offset by lower average distribution rates on Partnership Preference Units held. Distributions from Partnership Preference Units decreased during the first six months of 2005 due to lower average distribution rates.

Performance of Interest Rate Swap Agreements. For the six months ended June 30, 2006, net realized and unrealized gains on the Fund’s interest rate swap agreements were approximately $5.5 million, compared to net realized and unrealized losses of approximately $1.2 million for the six months ended June 30, 2005. Net realized and unrealized gains on swap agreements for the six months ended June 30, 2006 consisted of $4.8 million of unrealized appreciation due to changes in swap agreement valuations and $0.7 million of periodic payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s consolidated financial statements). For the six months ended June 30, 2005, net realized and unrealized losses on swap agreements consisted of $1.2 million of swap agreement periodic payments. The positive contribution to Fund performance for the six months ended June 30, 2006 from changes in swap agreement valuations was attributable to an increase in swap rates during the period. For the six months ended June 30, 2005, there was no material impact on Fund performance from changes in swap agreement valuations, as swap rates for swaps with maturities comparable to those of the Fund’s swaps were substantially unchanged during the period.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments, and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. On June 30, 2006, the Fund amended its revolving credit facility with Merrill Lynch Mortgage Capital, Inc. to increase the amount available by $60.0 million to an aggregate amount available for borrowing of $242.0 million. In addition, the Fund amended its term loan facility with DrKW Holdings, Inc. to increase its borrowings by $24.0 to an aggregate amount available for borrowing of $266.5 million. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of June 30, 2006, the Fund had outstanding borrowings of $392.5 million and unused loan commitments of $116.0 million under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month and three-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of June 30, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $11.0 million. As of December 31, 2005, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $6.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate secured mortgage debt obligations of Deerfield and Katahdin. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on one-month and three-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month and three-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended June 30,*

								Estimated
								Fair Value
								as of June
	2007	2008	2009	2010	2011	Thereafter	Total	30, 2006

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages	$1,598,695	$1,692,576	$1,791,971	$1,897,202	$2,008,612	$236,269,792	$245,258,848	$247,100,000

Average interest rate	5.72%	5.72%	5.72%	5.72%	5.72%	6.23%	6.21%

Variable-rate Credit
Facility				$392,500,000			$392,500,000	$392,500,000

Average interest rate				5.66%			5.66%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable
interest rate
swap agreements				$152,838,000		$40,000,000	$192,838,000	$10,952,016

Average pay rate				4.10%		4.88%	4.26%

Average receive rate				5.63%		5.48%	5.60%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Camden Operating, L.P.,
7% Series B Cumulative
Redeemable Perpetual
Preferred Units,
Callable 12/2/08,
Current Yield: 7.66%			$9,967,838				$9,967,838	$9,364,400

Colonial Realty Limited
Partnership, 7.25% Series
B Cumulative
Redeemable Perpetual
Preferred Units,
Callable 8/24/09,
Current Yield: 7.83%				$19,419,240			$19,419,240	$18,528,000

								Estimated
								Fair Value
								as of June
	2007	2008	2009	2010	2011	Thereafter	Total	30, 2006

Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units,
Callable 12/31/09,
Current Yield: 8.05%				$26,643,900			$26,643,900	$25,673,655

Essex Portfolio, L.P.,
7.875% Series D
Cumulative Redeemable
Preferred Units,
Callable 7/28/10,
Current Yield: 7.99%					$12,642,150		$12,642,150	$12,313,050

Kilroy Realty, L.P.,
7.45% Series A
Cumulative Redeemable
Preferred Units,
Callable 9/30/09,
Current Yield: 7.75%				$20,392,252			$20,392,252	$19,706,896

Liberty Property Limited
Partnership, 7.45% Series
B Cumulative
Redeemable Preferred
Units,
Callable 8/31/09,
Current Yield: 7.60%				$27,039,290			$27,039,290	$25,735,500

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 8.32%				$25,186,560			$25,186,560	$24,240,000

PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 7.10%				$34,377,134			$34,377,134	$32,232,200

PSA Institutional
Partners, L.P., 7.25%
Series J Cumulative
Redeemable Perpetual
Preferred Units,
Callable 5/9/11,
Current Yield: 7.28%					$10,000,000		$10,000,000	$9,964,000

								Estimated
								Fair Value
								as of June
	2007	2008	2009	2010	2011	Thereafter	Total	30, 2006

Vornado Realty, L.P.,
6.75% Series
D-14 Cumulative
Redeemable Preferred
Units,
Callable 9/9/10,
Current Yield: 7.19%(1)					$9,630,963		$9,630,963	$9,384,378

*	The amounts listed reflect the Fund’s positions as of June 30, 2006. The Fund’s current positions may differ.
(1)	Belrose Realty’s interest in these Partnership Preference Units is held through Belvorn Holdings LLC.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund (less any applicable redemption fee). The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption (except for shares subject to an estate freeze election as described in Item 5 of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005). During each month in the quarter ended June 30, 2006, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

April 30, 2006	52,027.710	$111.60

May 31, 2006	22,006.506	$112.84

June 30, 2006	43,886.497	$108.45

Total	117,920.713	$109.41

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	The following is a list of all exhibits filed as part of this Form 10-Q:

4.1(e)	Amendment No. 5 dated June 30, 2006 to the Loan and Security Agreement between the Fund and DrKW
Holdings, Inc.

4.2(e)	Amendment No. 5 dated June 30, 2006 to the Loan and Security Agreement among the Fund, Merrill
Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital
Services, Inc.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on August 9, 2006.

BELROSE CAPITAL FUND LLC

/s/ Michelle A. Green
Michelle A. Green
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

4.1(e)	Amendment No. 5 dated June 30, 2006 to the Loan and Security Agreement between the Fund and DrKW Holdings, Inc.

4.2(e)	Amendment No. 5 dated June 30, 2006 to the Loan and Security Agreement among the Fund, Merrill
Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital
Services, Inc.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002