Form 10-Q
period 2006-09-30
BELROSE CAPITAL FUND LLC
filed 2006-11-09
CIK 1170304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _____________

Commission File Number 000-50258

Belrose Capital Fund LLC (Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3613468
(State of Organization)	(I.R.S. Employer Identification No.)

The Eaton Vance Building
255 State Street
Boston, Massachusetts	02109
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	617-482-8260

None (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 (the Act) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes X   No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the
Act).     Large Accelerated    Filer  X        Accelerated Filer __     Non-Accelerated Filer __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

Belrose Capital Fund LLC Index to Form 10-Q

PART I.		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements.
		Condensed Consolidated Statements of Assets and Liabilities as of
		September 30, 2006 (Unaudited) and December 31, 2005	3
		Condensed Consolidated Statements of Operations (Unaudited) for the
		Three Months Ended September 30, 2006 and 2005 and for the
		Nine Months Ended September 30, 2006 and 2005	4
		Condensed Consolidated Statements of Changes in Net Assets for the
		Nine Months Ended September 30, 2006 (Unaudited) and the
		Year Ended December 31, 2005	6
		Condensed Consolidated Statements of Cash Flows (Unaudited) for the
		Nine Months Ended September 30, 2006 and 2005	7
		Financial Highlights for the Nine Months Ended September 30, 2006 (Unaudited)
		and the Year Ended December 31, 2005	9
		Notes to Condensed Consolidated Financial Statements
		as of September 30, 2006 (Unaudited)	10
Item	2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations (MD&A).	17
Item	3.	Quantitative and Qualitative Disclosures About Market Risk.	21
Item	4.	Controls and Procedures.	24
PART II.		OTHER INFORMATION
Item	1.	Legal Proceedings.	25
Item	1A.	Risk Factors.	25
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item	3.	Defaults Upon Senior Securities.	25
Item	4.	Submission of Matters to a Vote of Security Holders.	25

Item	5.	Other Information.	25
Item	6.	Exhibits.	26
SIGNATURES			27
EXHIBIT INDEX			28

PART I. FINANCIAL INFORMATION Item 1. Financial Statements.

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

	September 30, 2006
	(Unaudited)	December 31, 2005

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$1,869,622,324	$1,783,649,094
Investment in Partnership Preference Units	172,803,969	185,594,116
Investment in other real estate	549,557,759	385,224,033
Short-term investments	5,146,000	4,797,347

Total investments	$2,597,130,052	$2,359,264,590
Cash	7,100,311	51,271,803
Distributions and interest receivable	483,956	285,450
Swap interest receivable	-	68,131
Open interest rate swap agreements, at value	6,490,128	6,134,292
Escrow deposits – restricted	2,905,749	29,764,909
Other assets	3,300,477	5,251,863

Total assets	$2,617,410,673	$2,452,041,038

Liabilities:
Loan payable – Credit Facility	$424,500,000	$393,500,000
Mortgage notes payable	307,491,679	238,850,000
Payable to affiliate for investment advisory and administrative fees	412,393	365,900
Payable to affiliate for distribution and servicing fees	580,095	572,971
Notes payable to minority shareholder	2,911,069	20,788,024
Security deposits	1,214,032	1,229,116
Accrued expenses:
Swap interest expense	457,768	-
Interest expense	1,825,632	1,622,241
Property taxes	2,854,388	1,856,924
Other expenses and liabilities	2,933,425	2,461,869
Minority interests in controlled subsidiaries	42,410,834	37,783,593

Total liabilities	$787,591,315	$699,030,638

Net assets	$1,829,819,358	$1,753,010,400

Shareholders’ Capital	$1,829,819,358	$1,753,010,400

Shares outstanding (unlimited number of shares authorized)	15,818,135	16,186,813

Net asset value and redemption price per share	$115.68	$108.30

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $54,485, $44,908,
$421,676 and $363,998, respectively)	$8,538,996	$6,844,690	$24,920,901	$21,507,638
Interest allocated from Belvedere Company	51,720	44,294	235,736	130,040
Security lending income allocated
from Belvedere Company, net	9,042	-	34,433	-
Expenses allocated from Belvedere Company	(2,760,892)	(2,626,462)	(8,168,621)	(7,740,529)

Net investment income allocated from
Belvedere Company	$5,838,866	$4,262,522	$17,022,449	$13,897,149
Rental income	10,532,608	15,794,873	31,238,413	46,280,719
Distributions from Partnership Preference Units	3,060,141	1,134,734	9,849,158	3,381,859
Interest	656,414	117,329	1,194,840	347,979
Other income	-	-	-	2,725,118

Total investment income	$20,088,029	$21,309,458	$59,304,860	$66,632,824

Expenses:
Investment advisory and administrative fees	$1,627,533	$1,507,607	$4,809,913	$4,443,199
Property management and administrative fees	463,047	689,060	1,376,994	2,043,484
Distribution and servicing fees	872,206	842,618	2,611,971	2,438,784
Interest expense on mortgage notes	4,116,937	6,123,056	12,000,294	18,439,398
Interest expense on Credit Facility	5,813,339	2,558,557	15,498,215	6,667,778
Property and maintenance expenses	2,322,183	3,791,601	6,336,011	12,506,775
Property taxes and insurance	1,741,173	2,007,918	4,797,696	6,065,646
Miscellaneous	201,422	210,603	815,978	1,071,534

Total expenses	$17,157,840	$17,731,020	$48,247,072	$53,676,598
Deduct –
Reduction of investment advisory
and administrative fees	442,212	429,769	1,330,935	1,250,644

Net expenses	$16,715,628	$17,301,251	$46,916,137	$52,425,954

Net investment income before
minority interests in net income of
controlled subsidiaries	$3,372,401	$4,008,207	$12,388,723	$14,206,870
Minority interests in net income
of controlled subsidiaries	(281,586)	(787,853)	(1,381,989)	(2,267,032)

Net investment income	$3,090,815	$3,220,354	$11,006,734	$11,939,838

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions, securities sold short and
foreign currency transactions allocated from
Belvedere Company (identified cost basis)	$4,870,624	$5,757,440	$47,806,319	$6,968,140
Investment transactions in Partnership
Preference Units (identified cost basis)	(636,124)	-	(877,674)	323,360
Investment transactions in other real estate
(net of minority interests in realized gain of
controlled subsidiaries of $826,600, $158,863,
$828,056 and $128,560, respectively)	1,883,562	834,031	1,886,961	681,789
Interest rate swap agreements (1)	658,750	(241,686)	1,380,311	(1,405,149)

Net realized gain	$6,776,812	$6,349,785	$50,195,917	$6,568,140

Change in unrealized appreciation (depreciation) –
Investments, securities sold short and foreign
currency allocated from Belvedere Company
(identified cost basis)	$70,303,504	$52,221,800	$66,954,992	$12,691,884
Investments in Partnership Preference Units
(identified cost basis)	6,142,314	(559,478)	(4,302,426)	1,002,682
Investments in other real estate (net of minority
interests in unrealized appreciation (depreciation)
of controlled subsidiaries of $(3,771,206),
$6,105,083, $2,417,196 and $16,309,839,
respectively)	816,274	9,196,807	14,342,525	38,385,767
Interest rate swap agreements	(4,461,888)	4,152,411	355,836	4,125,321

Net change in unrealized appreciation (depreciation)	$72,800,204	$65,011,540	$77,350,927	$56,205,654

Net realized and unrealized gain	$79,577,016	$71,361,325	$127,546,844	$62,773,794

Net increase in net assets from operations	$82,667,831	$74,581,679	$138,553,578	$74,713,632

(1)Amounts represent net interest earned (incurred) in connection with interest rate swap agreements (Note 7).

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets

	Nine Months Ended
	September 30, 2006	Year Ended
	(Unaudited)	December 31, 2005

Increase (Decrease) in Net Assets:
From Operations –
Net investment income	$11,006,734	$16,278,819
Net realized gain from investment transactions, securities
sold short, foreign currency transactions and
interest rate swap agreements	50,195,917	69,272,363
Net change in unrealized appreciation (depreciation) of
investments, securities sold short, foreign currency
and interest rate swap agreements	77,350,927	38,218,085

Net increase in net assets from operations	$138,553,578	$123,769,267

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$8,759,998	$9,236,397
Net asset value of Fund Shares redeemed	(49,926,873)	(52,805,361)

Net decrease in net assets from Fund Share transactions	$(41,166,875)	$(43,568,964)

Distributions –
Distributions to Shareholders	$(20,577,745)	$(21,417,328)

Total distributions	$(20,577,745)	$(21,417,328)

Net increase in net assets	$76,808,958	$58,782,975

Net assets:
At beginning of period	$1,753,010,400	$1,694,227,425

At end of period	$1,829,819,358	$1,753,010,400

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

	September 30, 2006	September 30, 2005

Cash Flows From (For) Operating Activities –
Net increase in net assets from operations	$ 138,553,578	$74,713,632
Adjustments to reconcile net increase in net assets from operations to net cash flows for operating activities –
Net investment income allocated from Belvedere Company	(17,022,449)	(13,897,149)
Increase in short-term investments	(348,653)	(2,801,673)
Increase in distributions and interest receivable	(198,506)	(302)
Decrease in interest receivable for open swap agreements	68,131	-
(Increase) decrease in escrow deposits	27,412,309	(22,419)
(Increase) decrease in other assets	2,716,658	(143,813)
Increase in payable to affiliate for investment advisory and
administrative fees	46,493	365,703
Increase in payable to affiliate for distribution and servicing fees	7,124	553,062
Increase in interest payable for open swap agreements	457,768	443,140
Decrease in security deposits, accrued interest and accrued
other expenses and liabilities	(136,814)	(2,046,252)
Increase in accrued property taxes	997,464	1,874,685
Purchases of Partnership Preference Units	(20,187,070)	(25,000,000)
Proceeds from sales of Partnership Preference Units	27,797,117	15,217,520
Payments for investments in other real estate	(102,548,017)	-
Proceeds from sales of investments in other real estate	23,365,198	5,210,288
Improvements to rental property	(3,494,300)	(4,514,103)
Net interest earned (incurred) on interest rate swap agreements	1,380,311	(1,405,149)
Minority interests in net income of controlled subsidiaries	1,381,989	2,267,032
Net realized gain from investment transactions, securities sold short,
foreign currency transactions and interest rate swap agreements	(50,195,917)	(6,568,140)
Net change in unrealized (appreciation) depreciation of investments, securities sold short, foreign currency and interest rate
swap agreements	(77,350,927)	(56,205,654)

Net cash flows for operating activities	$ (47,298,513)	$(11,959,592)

Cash Flows From (For) Financing Activities –
Proceeds from Credit Facility	$ 101,000,000	$47,000,000
Repayments of Credit Facility	(70,000,000)	(12,000,000)
Proceeds from mortgage notes	6,538,000	-
Repayments of mortgage notes	(599,934)	-
Proceeds from notes payable to minority shareholder	11,054,197	750,000
Repayment of notes payable to minority shareholder	(28,931,152)	(308,980)
Issuance of real estate joint venture preferred shares	-	240,000
Payments for Fund Shares redeemed	(4,116,343)	(4,360,088)
Distributions paid to minority shareholders	-	(1,226,023)
Distributions paid to Shareholders	(11,817,747)	(12,180,931)

Net cash flows from financing activities	$ 3,127,021	$17,913,978

Net increase (decrease) in cash	$ (44,171,492)	$5,954,386

Cash at beginning of period	$ 51,271,803	$5,348,786

Cash at end of period	$ 7,100,311	$11,303,172

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended

	September 30, 2006	September 30, 2005

Supplemental Disclosure and Non-cash Investing and
Financing Activities –
Interest paid on loan – Credit Facility	$15,252,239	$6,538,374
Interest paid on mortgage notes	$11,855,342	$18,103,009
Interest paid (received) on swap agreements, net	$(1,906,210)	$962,009
Market value of securities distributed in payment of
redemptions	$45,810,530	$35,233,127
Market value of real property and other assets, net
of current liabilities, assumed in conjunction
with the acquisition of other real estate	$135,552,769	$-
Mortgage note assumed in conjunction with the acquisition of
other real estate	$62,703,613	$-
Non-cash change in working capital of real estate investments	$-	$840,340

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Financial Statements (Continued)

Financial Highlights	Nine Months Ended
	September 30, 2006		Year Ended
	(Unaudited)		December 31, 2005

Net asset value – Beginning of period	$108.300		$102.030

Income (loss) from operations

Net investment income(1)	$0.688		$0.989
Net realized and unrealized gain	7.972		6.571

Total income from operations	$8.660		$7.560

Distributions

Distributions to Shareholders	$(1.280)		$(1.290)

Total distributions	$(1.280)		$(1.290)

Net asset value – End of period	$115.680		$108.300

Total Return(2)	8.08%		7.54%

Ratios as a percentage of average net assets (3)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs(4)	0.66%	(9)	1.00%
Operating expenses(4)	0.72%	(9)	1.11%
Belrose Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	1.17%	(9)	0.62%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses (5)(7)	1.11%	(9)	1.13%

Total expenses	3.66%	(9)	3.86%

Net investment income(6)	0.83%	(9)	0.97%

Ratios as a percentage of average gross assets (3)(8)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs(4)	0.50%	(9)	0.75%
Operating expenses(4)	0.54%	(9)	0.84%
Belrose Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	0.87%	(9)	0.46%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses (5)(7)	0.83%	(9)	0.85%

Total expenses	2.74%	(9)	2.90%

Net investment income(6)	0.62%	(9)	0.73%

Supplemental Data

Net assets, end of period (000’s omitted)	$1,829,819		$1,753,010
Portfolio turnover of Tax-Managed Growth Portfolio(10)	1%		0% (11)

(1)	Calculated using average shares outstanding.

(2)	Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.

(3)	For the purpose of calculating ratios, the income and expenses of Belrose Realty Corporation’s (Belrose Realty) controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belrose Realty.

(4)	Includes Belrose Realty's proportional share of expenses incurred by its controlled subsidiaries.

(5)	Includes the expenses of Belrose Capital Fund LLC (Belrose Capital) and Belrose Realty. Does not include expenses of Belrose Realty's controlled subsidiaries.

(6)	Ratios do not include net interest incurred or earned in connection with interest rate swap agreements. Had such amounts been included, ratios would be higher.

(7)	Includes Belrose Capital's share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from the Portfolio.

(8)	Average gross assets is defined as the average daily amount of all assets of Belrose Capital (including Belrose Capital's interest in Belvedere Company and Belrose Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belrose Realty's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belrose Realty.

(9)	Annualized.

(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 4% and 6% for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively.

(11)	Amounts to less than 1%.

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of September 30, 2006 Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2 Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 157 will have on the Fund’s financial statement disclosures.

In June 2006, the FASB issued FASB Interpretation No. 48, (FIN 48) “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Fund is currently evaluating the impact of applying the various provisions of FIN 48. Management is currently evaluating the impact, if any, the adoption of FIN 48 will have on the Fund’s net assets, results of operations and financial statement disclosures.

3 Estate Freeze

Shareholders in Belrose Capital are entitled to restructure their Fund Shares under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to (i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred

Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 7.75% of the Preferred Shares’ preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. The existence of restructured Fund Shares does not adversely affect Shareholders who do not make an election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who divide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

The allocation of Belrose Capital’s net asset value per Share of $115.68 and $108.30 as of September 30, 2006 and December 31, 2005, respectively, between Preferred and Common shares that have been restructured is as follows:

Per Share Value at

	September 30, 2006		December 31, 2005

Date of Contribution	Preferred Shares	Common Shares	Preferred Shares	Common Shares

February 19, 2003	$ 86.41	$ 29.27	$ 83.61	$ 24.69

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended

Investment Transactions	September 30, 2006	September 30, 2005

Decreases in investment in Belvedere Capital Fund Company LLC	$45,810,530	$35,233,127
Acquisitions of other real estate (1)	$102,548,017	$-
Sales of other real estate (2)	$23,365,198	$5,210,288
Purchases of Partnership Preference Units (3)	$20,187,070	$25,000,000
Sales of Partnership Preference Units (4)	$27,797,117	$15,217,520

(1)	On September 20, 2006, Belrose Realty Corporation (Belrose Realty) purchased a direct investment in real property through a wholly owned subsidiary, Bel Marlborough Campus, LLC (Bel Marlborough). Bel Marlborough owns an office campus of approximately 530,000 square feet of rentable space and 126 acres of land. At the date of the transaction, the value of the real property was $135,031,025 and the mortgage loan balance assumed was $62,703,613. Transaction costs incurred of $229,040 were recognized as an unrealized loss upon acquisition.

In June 2006, Katahdin Property Trust LLC (Katahdin) purchased a multifamily residential property for $29,469,821.

(2)	In July 2006, Katahdin sold a multifamily residential property for which Belrose Realty recognized a gain of $1,886,961.

In September 2005, Deerfield Property Trust (Deerfield) received compensation for its interest in property management contracts from an affiliate of the minority shareholder of Deerfield in the amount of $2,104,303 and for which Belrose Realty recognized a gain of $834,031. In April 2005, Deerfield sold an industrial distribution property for $3,105,985 for which Belrose Realty recognized a loss of $152,242.

(3)	Purchases of Partnership Preference Units during the nine months ended September 30, 2006 include Partnership Preference Units purchased from the real estate investment affiliate of another investment fund advised by Boston Management and Research (Boston Management).

(4)	Sales of Partnership Preference Units for the nine months ended September 30, 2006 and 2005 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management for which a net loss of $877,674 and a gain of $323,360 were recognized, respectively.

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the nine months ended September 30, 2006 and 2005, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

	Nine Months Ended

	September 30, 2006	September 30, 2005

Belvedere Company’s interest in the Portfolio (1)	$14,103,865,951	$12,961,349,455
The Fund’s investment in Belvedere Company (2)	$1,869,622,324	$1,756,128,722
Income allocated to Belvedere Company from the Portfolio	$189,867,769	$159,159,909
Income allocated to the Fund from Belvedere Company	$25,191,070	$21,637,678
Expenses allocated to Belvedere Company from the Portfolio	$45,886,397	$42,358,154
Expenses allocated to the Fund from Belvedere Company	$8,168,621	$7,740,529
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to
Belvedere Company from the Portfolio	$366,356,905	$51,628,117
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to the
Fund from Belvedere Company	$47,806,319	$6,968,140
Net change in unrealized appreciation (depreciation) of
investments, securities sold short and foreign currency
allocated to Belvedere Company from the Portfolio	$500,262,538	$102,841,168
Net change in unrealized appreciation (depreciation) of
investments, securities sold short and foreign currency
allocated to the Fund from Belvedere Company	$66,954,992	$12,691,884

(1)	As of September 30, 2006 and 2005, the value of Belvedere Company’s interest in the Portfolio represents 72.6% and 69.3% of the Portfolio’s net assets, respectively.

(2)	As of September 30, 2006 and 2005, the Fund’s investment in Belvedere Company represents 13.3% and 13.6% of Belvedere Company’s net assets, respectively.

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2006, December 31, 2005 and September 30, 2005 and its operations for the nine months ended September 30, 2006, for the year ended December 31, 2005 and for the nine months ended September 30, 2005 follows:

	September 30, 2006	December 31, 2005	September 30, 2005

Investments, at value	$19,439,239,888	$18,969,693,193	$18,678,299,659
Other assets	78,906,482	78,497,584	34,063,419

Total assets	$19,518,146,370	$19,048,190,777	$18,712,363,078

Collateral for securities loaned	$73,528,000	$-	$-
Demand note payable	-	8,000,000	-
Management fee payable	6,899,225	6,896,006	6,726,529
Other liabilities	766,434	687,918	435,227

Total liabilities	$81,193,659	$15,583,924	$7,161,756

Net assets	$19,436,952,711	$19,032,606,853	$18,705,201,322

	September 30, 2006	December 31, 2005	September 30, 2005

Dividends and interest	$265,160,702	$316,363,717	$233,961,240

Investment adviser fee	$61,773,044	$80,617,092	$60,374,997
Other expenses	2,291,366	2,931,135	1,919,988
Total expense reductions	(99)	(89,156)	(88,889)

Net expenses	$64,064,311	$83,459,071	$62,206,096

Net investment income	$201,096,391	$232,904,646	$171,755,144
Net realized gain from investment
transactions, securities sold short
and foreign currency transactions	511,100,262	70,889,149	74,792,208
Net change in unrealized appreciation
(depreciation) of investments,
securities sold short and foreign
currency	697,368,140	551,019,603	137,782,375

Net increase in net assets from
operations	$1,409,564,793	$854,813,398	$384,329,727

6 Rental Operations

The property held by Bel Marlborough is leased under fixed long-term operating leases. At September 30, 2006, the minimum lease payments expected to be received from leases with lease periods greater than one year are as follows:

Twelve Months Ending September 30,	Amount

2007	$8,472,666
2008	8,085,964
2009	8,157,002
2010	7,826,559
2011	5,744,369
Thereafter	32,781,094

$71,067,654

7 Interest Rate Swap Agreements

Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belrose Capital’s net asset value. Under such agreements, Belrose Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at September 30, 2006 and December 31, 2005 are listed below.

	Notional			Initial		Unrealized Appreciation at
	Amount			Optional	Final
Effective	(000’s	Fixed	Floating	Termination	Termination	September 30,	December 31,
Date	omitted)	Rate	Rate	Date	Date	2006	2005

10/03	$ 31,588	4.180%	LIBOR + 0.30%	7/09	6/10	$1,196,295	$ 1,209,537
10/03	37,943	4.160%	LIBOR + 0.30%	11/09	6/10	1,441,874	1,449,351
10/03	83,307	4.045%	LIBOR + 0.30%	-	6/10	3,406,592	3,433,250
06/04	40,000	4.875%	3 mo. LIBOR + 0.00%	-	6/12	445,367	42,154

						$6,490,128	$ 6,134,292

8 Debt

A Credit Facility – In June 2006, Belrose Capital amended its credit arrangement with DrKW Holdings, Inc. to increase the amount of the term loan by $24,000,000 to an aggregate principal amount of $266,500,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of September 30, 2006, outstanding borrowings under this credit arrangement totaled $266,500,000.

In June 2006, Belrose Capital amended its credit arrangement with Merrill Lynch Mortgage Capital, Inc. to increase the amount of the revolving loan facility by $60,000,000 to an aggregate principal amount of $242,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. As of September 30, 2006, outstanding borrowings under this credit arrangement totaled $158,000,000.

B Mortgage Notes – In September 2006, a wholly owned subsidiary of Belrose Realty, Bel Marlborough, assumed an existing mortgage note with a principal balance of $62,703,613, secured by the underlying property with a total fair market value of $135,031,025. The mortgage note provides for monthly payments of principal and interest of $351,728, at a fixed interest rate of 5.2075%, with the entire principal balance due at the maturity date, December 1, 2014. As of September 30, 2006 the principal balance of the mortgage note is $62,623,993. Scheduled principal payments of the mortgage note subsequent to September 30, 2006 are as follows:

Twelve Months Ending September 30,	Amount

2007	$936,775
2008	978,293
2009	1,040,370
2010	1,096,649
2011	1,155,972
Thereafter	57,415,934

$62,623,993

During March 2006, a mortgage note in the amount of $6,538,000 was secured for the acquisition of a property by Katahdin. The mortgage note provides for monthly payments of interest of $31,001, at a fixed interest rate of 5.69%, with the entire principal balance due at the maturity date, June 1, 2011.

C Notes Payable – Belrose Capital and the minority shareholder of Katahdin loaned amounts to the Katahdin real estate joint venture to fund the purchases of certain real property. The notes are expected to be repaid with proceeds from sales of real property held by Katahdin. The notes bear interest on the outstanding principal amount at the rate of 8.75% . The entire outstanding principal balance of the notes, plus all accrued unpaid interest thereon is due and payable at maturity, generally one year from the date of inception of each note. All balances and transactions related to the notes payable due to Belrose Capital have been eliminated through consolidation of the financial statements. The principal balances due to Belrose Capital and the minority shareholder of Katahdin at September 30, 2006 amount to $8,733,205 and $2,911,069, respectively. The accrued and unpaid interest at September 30, 2006 due to Belrose Capital and the minority shareholder of Katahdin amount to $62,807 and $20,938, respectively.

D Average Borrowings and Average Interest Rate – For the nine months ended September 30, 2006, the average balance of borrowings under the Credit Facility and mortgage notes payable was approximately $385,200,000 and $249,600,000 with a weighted average interest rate of 5.29% and 6.19%, respectively.

9 Segment Information

Belrose Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s revenue includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belrose Capital invests in real estate assets through its subsidiary, Belrose Realty. Belrose Realty invests directly and indirectly in Partnership Preference Units and indirectly in real property through its controlled subsidiaries, Katahdin, Deerfield and Bel Marlborough, and formerly invested in Bel Communities Property Trust (Bel Communities). The Fund’s revenues from the real estate assets primarily consist of consolidated rental income from Katahdin, Deerfield, Bel Marlborough and Bel Communities (for the period during which Belrose Realty maintained an interest in Bel Communities) and distribution income from Partnership Preference Units.

Belrose Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation). The Fund’s Credit Facility borrowings and related interest expense are centrally managed by the Fund. A portion of the Credit Facility borrowings and related interest expense have been allocated to the real estate segment for presentation purposes herein. Credit Facility borrowings allocated to the real estate segment primarily consist of net amounts borrowed to purchase the Fund’s interest in real estate investments. The Fund’s interest rate swap agreement balances are disclosed as part of the real estate segment. The accounting policies of the reportable segments are the same as those for Belrose Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenues
The Portfolio*	$5,838,866	$4,262,522	$17,022,449	$13,897,149
Real Estate	13,803,487	17,020,133	41,512,266	52,587,657
Unallocated	445,676	26,803	770,145	148,018

Total revenues	$20,088,029	$21,309,458	$59,304,860	$66,632,824

Net increase (decrease) in
net assets from operations
The Portfolio*	$80,608,072	$61,923,677	$130,619,980	$32,581,939
Real Estate	3,541,521	14,069,461	13,111,925	46,090,415
Unallocated(1)	(1,481,762)	(1,411,459)	(5,178,327)	(3,958,722)

Net increase in net assets
from operations	$82,667,831	$74,581,679	$138,553,578	$74,713,632

	September 30, 2006	December 31, 2005

Net assets
The Portfolio*	$ 1,869,476,905	$ 1,783,532,107
Real Estate	41,245,854	30,432,260
Unallocated(2)	(80,903,401)	(60,953,967)

Net Assets	$ 1,829,819,358	$1,753,010,400

* Belrose Capital invests indirectly in the Portfolio through Belvedere Company.

(1)	Unallocated amounts pertain to the overall operation of Belrose Capital and do not pertain to either segment. Included in this amount are distribution and servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Distribution and servicing fees	$872,206	$842,618	$2,611,971	$2,438,784
Credit Facility interest expense	$968,970	$537,297	$3,099,643	$1,400,233

(2)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of September 30, 2006 and December 31, 2005, such borrowings totaled $86,831,458 and $66,644,485, respectively. Unallocated assets represent cash and short-term investments not invested in the Portfolio or real estate assets. As of September 30, 2006 and December 31, 2005, such amounts totaled $6,897,699 and $6,535,618, respectively.

10 Contingencies

Katahdin became party to a claim arising out of the ordinary course of business during 2005. In June 2006, the claim was settled and Katahdin recognized a loss of approximately $115,000 as a result of the claim.

As part of a legal settlement, the operating partner of Katahdin agreed to make capital improvements to two properties currently held by Katahdin.  The reasonableness of such expenditures will be reviewed by Katahdin's Board.  It is not determinable at this time as to whether costs will be incurred by Katahdin.  However, if costs are incurred by Katahdin, management does not expect that such capital improvements will have a significant impact to the Fund's net asset value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

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

MD&A for the Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005.

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

The Fund’s total return was 4.72% for the quarter ended September 30, 2006. This return reflects an increase in the Fund’s net asset value per share from $110.47 to $115.68 during the period. The total return of the S&P 500 Index was 5.66% over the same period. Last year, the Fund had a total return of 4.51% for the quarter ended September 30, 2005. This return reflected an increase in the Fund’s net asset value per share from $100.75 to $105.29 during the period. The S&P 500 Index had a total return of 3.60% over the same period.

Performance of the Portfolio. For the quarter ended September 30, 2006, the Portfolio had a total return of 4.57%, which compares to the 5.66% total return of the S&P 500 Index over the same period. An equity rally during the third quarter of 2006 was fueled by a double-digit drop in oil prices and a continued pause in interest rate hikes. Better than expected earnings results, positive consumer trends and encouraging merger and acquisition activity during the quarter also contributed to the rally, despite the existence of housing and economic concerns. During the quarter, large-cap and value investments were clear winners over small-cap and growth investments.

During the quarter, health care, telecommunications and information technology were top performing S&P 500 Index sectors, while the energy and materials sectors were the worst performing sectors. Market leading industries in the third quarter included software, diversified telecommunications and pharmaceuticals. In contrast, internet and catalog retailers and construction industries were among the weakest performing industries.

The Portfolio remained broadly diversified with no significant sector allocation changes during the quarter. The Portfolio’s underweighting of the strong-performing health care, utilities and telecommunications sectors detracted from relative returns during the quarter. While the Portfolio’s overweighting of the energy sector remained a positive contributor to its longer-term performance, commodity price declines during the quarter negatively impacted the Portfolio’s energy

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

equipment and service holdings. Similarly, while the Portfolio’s long-term emphasis of the aerospace and defense and the air freight and logistics industries has been beneficial, price weaknesses during the quarter negatively impacted the Portfolio’s returns. Additionally, the Portfolio’s underweighted position versus the S&P 500 Index of software and office electronics stocks within the technology sector hindered quarterly results.

The Portfolio’s performance during the third quarter of 2006 benefited from its overweighting of the strong-performing consumer staples and financials sectors. The Portfolio’s investments within the household products, capital markets and diversified finance industries also were particularly beneficial during the period. In addition, the strong relative performance of the Portfolio’s holdings within multi-line retailers and construction stocks contributed positively to returns during the quarter.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belrose Realty Corporation (Belrose Realty). As of September 30, 2006, real estate investments included majority interests in two real estate joint ventures (Real Estate Joint Ventures), Deerfield Property Trust (Deerfield) and Katahdin Property Trust, LLC (Katahdin), a wholly owned property (Wholly Owned Property) held by Bel Marlborough Campus, LLC (Bel Marlborough), and a portfolio of income producing preferred equity interests in real estate operating partnerships that are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Katahdin owns multifamily properties, Deerfield owns industrial distribution properties and Bel Marlborough owns an office campus. As of September 30, 2006, the estimated fair value of the Fund’s real estate investments represented 27.6% of the Fund’s total assets on a consolidated basis. After adjusting for the minority interest in Deerfield and Katahdin, the Fund’s real estate investments represented 33.9% of the Fund’s net assets as of September 30, 2006.

In September 2006, Belrose Realty acquired a Wholly Owned Property consisting of approximately 530,000 square feet of rentable office space and 126 acres of land in suburban Boston, Massachusetts for a purchase price of approximately $135.0 million. The acquisition was financed through an assumed mortgage loan balance and borrowings under the Fund’s Credit Facility (described under “Liquidity and Capital Resources” below). At the time of the transaction, the mortgage loan balance was approximately $62.7 million. Belrose Realty owns this property through its wholly owned subsidiary, Bel Marlborough. Belrose Realty has retained a professional property management company to manage the Wholly Owned Property.

In July 2006, Katahdin sold a property to an unaffiliated third party for approximately $23.4 million, recognizing a gain of approximately $2.7 million on the transaction. Katahdin had acquired a replacement for this sold property in June 2006 for approximately $29.5 million.

During the quarter ended September 30, 2006, rental income from real estate operations was approximately $10.5 million compared to approximately $15.8 million for the quarter ended September 30, 2005, a decrease of $5.3 million or 34%. This decrease in rental income from real estate operations was principally due to Belrose Realty’s ownership of interests in fewer multifamily properties in 2006 as a result of its October 2005 sale of its interest in a multifamily Real Estate Joint Venture, Bel Communities Property Trust (Bel Communities), which accounted for 38% of consolidated rental income for the quarter ended September 30, 2005, offset in part by modest increases in the rental income of Katahdin. During the quarter ended September 30, 2005, rental income decreased principally due to Belrose Realty’s November 2004 sale of its interest in a Real Estate Joint Venture, Bel Apartment Properties Trust (Bel Apartment), offset in part by the rental income of Deerfield, which was acquired in June 2004.

During the quarter ended September 30, 2006, property operating expenses were approximately $4.5 million compared to approximately $6.5 million for the quarter ended September 30, 2005, a decrease of $2.0 million or 31%. The decrease in property operating expenses was due to the sale of Bel Communities referenced above, offset in part by increases in property operating expenses of Katahdin and Deerfield. Property operating expenses for the quarter ended September 30, 2005 decreased principally due to the sale of Bel Apartment referenced above. For most industrial distribution properties, rent levels are expected to see modest growth over the near term. Boston Management and Research (Boston Management), the Fund’s investment adviser, expects that improvements in industrial distribution property operating performance will occur over the long term. Improvements in multifamily property operating conditions are being seen in numerous markets around the country, reflecting a better supply/demand balance. Boston Management expects this favorable trend to continue, although higher operating expenses and capital expenditures are expected to offset a part of the improvement in rental income.

During the quarter ended September 30, 2006, the Fund saw net unrealized appreciation of the estimated fair value of its other real estate investments (which include Deerfield, Katahdin and Bel Marlborough) of approximately $0.8 million compared to unrealized appreciation of approximately $9.2 million during the quarter ended September 30, 2005. Net unrealized appreciation of approximately $0.8 million during the quarter ended September 30, 2006 was primarily due to net increases in the estimated fair values of the properties held by Deerfield and Katahdin. Estimated fair values have increased due to both modest growth expected in near-term property earnings and to lower capitalization and discount rates applied in valuing properties. Net unrealized appreciation of approximately $9.2 million during the quarter ended September 30, 2005 was due to increases in the estimated fair values of properties held by Katahdin, Deerfield and Bel Communities.

During the quarter ended September 30, 2006, Belrose Realty sold certain of its Partnership Preference Units for approximately $19.8 million (representing sales to a real estate investment affiliate of another investment fund advised by Boston Management), recognizing a loss of approximately $0.6 million on the transactions. During the quarter ended September 30, 2006, the Fund saw net unrealized appreciation of the estimated fair value of its Partnership Preference Units of approximately $6.1 million compared to net unrealized depreciation of approximately $0.6 million during the quarter ended September 30, 2005. The net unrealized appreciation of approximately $6.1 million during the quarter ended September 30, 2006 consisted of approximately $5.2 million of unrealized appreciation as a result of increases in the per unit values of Partnership Preference Units during the period, and approximately $0.9 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation as realized losses due to the sales of Partnership Preference Units. During the quarter ended September 30, 2006, estimated fair values were positively impacted by declining interest rates. The net unrealized depreciation of approximately $0.6 million at September 30, 2005 resulted from decreases in the per unit values of Partnership Preference Units held, due primarily to increasing long-term interest rates.

Distributions from Partnership Preference Units for the quarter ended September 30, 2006 were approximately $3.1 million compared to approximately $1.1 million for the quarter ended September 30, 2005, an increase of $2.0 million or 182%. The increase was principally due to more Partnership Preference Units held on average during the quarter ended September 30, 2006. For the quarter ended September 30, 2005, the increase in distributions was due principally to more Partnership Preference Units held on average, offset in part by lower average distribution rates for the Partnership Preference Units held during the quarter.

Performance of Interest Rate Swap Agreements. For the quarter ended September 30, 2006, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $3.8 million, compared to net realized and unrealized gains of approximately $3.9 million for the quarter ended September 30, 2005. Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2006 consisted of $4.5 million of unrealized depreciation due to changes in swap agreement valuations offset in part by $0.7 million of periodic payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements). For the quarter ended September 30, 2005, net realized and unrealized gains on swap agreements consisted of unrealized appreciation of $4.1 million on swap agreement valuation changes offset in part by $0.2 million of swap agreement periodic payments. The negative impact on Fund performance for the quarter ended September 30, 2006 from changes in swap agreement valuations was attributable to a decrease in swap rates during the period. The positive contribution for the quarter ended September 30, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period.

MD&A for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005.

Performance of the Fund. The Fund’s total return was 8.08% for the nine months ended September 30, 2006. This return reflects an increase in the Fund’s net asset value per share from $108.30 to $115.68 and a distribution of $1.28 per share during the period. The S&P 500 Index had a total return of 8.52% over the same period. Last year, the Fund had a total return of 4.55% for the nine months ended September 30, 2005. This return reflected an increase in the Fund’s net asset value per share from $102.03 to $105.29 and a distribution of $1.29 per share during the period. The S&P 500 Index had a total return of 2.77% over the same period.

Performance of the Portfolio. For the nine months ended September 30, 2006, the Portfolio had a total return of 7.68%, which compares to the 8.52% total return of the S&P 500 Index over the same period. In the first half of 2006, U.S. equity markets posted mixed results as positive earnings and corporate indicators were offset by economic, inflation and geopolitical concerns. In the third quarter, a continued pause in interest rate hikes and significant energy price declines fueled an equity rally. Better than expected earnings results, healthy consumer trends and increased merger and acquisition activity also positively influenced market activity during the period. During the first three quarters of 2006, style and market capitalization leadership trends remained unchanged from the same period last year as small-cap stocks outperformed large-cap stocks and the performance of value stocks, particularly within the large-cap space, remained ahead of growth stocks.

During the nine months ended September 30, 2006, telecommunications, energy and financials were the top performing S&P 500 Index sectors, while information technology, materials and health care were the worst. Market leading industries in the first nine months of 2006 included diversified telecommunications services, automotive and independent power producers. In contrast, internet and catalog retailers, household durables and diversified consumer service industries were among the weakest performing industries.

The Portfolio’s sector allocation at September 30, 2006 remained broadly similar to that as of September 30, 2005, with a slight increase to the industrials, consumer discretionary and health care sectors and a slight decrease to the energy and telecommunications sectors. The Portfolio’s de-emphasis of the stronger-performing telecommunications and utilities sectors coupled with relatively weaker performance of the Portfolio’s energy and health care stocks were the primary detractors to the Portfolio’s relative returns versus the S&P 500 Index over the first three quarters of 2006. Sub-par performance of the Portfolio’s investments in biotechnology and multi-line retail industries also hurt relative returns.

The Portfolio’s overweighting of the strong-performing consumer staples and financials sectors and de-emphasis of the lagging information technology sector were beneficial to the Portfolio during the period. In addition, the Portfolio benefited from relatively stronger performance of its holdings within the machinery and metals and mining industries.

Performance of Real Estate Investments. During the nine months ended September 30, 2006, rental income from real estate operations was approximately $31.2 million compared to approximately $46.3 million for the nine months ended September 30, 2005, a decrease of $15.1 million or 33%. This decrease in rental income from real estate operations was principally due to Belrose Realty’s ownership of interests in fewer multifamily properties in 2006 as a result of its October 2005 sale of its interest in Bel Communities, which accounted for 38% of consolidated rental income for the nine months ended September 30, 2005, offset in part by modest increases in the rental income of Katahdin. For the nine months ended September 30, 2005, rental income from real estate operations decreased principally due to Belrose Realty’s sale of its interest in Bel Apartment in November 2004, offset in part by the rental income of Deerfield, which was acquired in 2004.

During the nine months ended September 30, 2006, property operating expenses were approximately $12.5 million compared to approximately $20.6 million for the nine months ended September 30, 2005, a decrease of $8.1 million or 39%. This decrease in property operating expenses was principally due to the sale of Bel Communities referenced above. During the nine months ended September 30, 2005, property operating expenses decreased principally due to Belrose Realty’s sale of Bel Apartment referenced above.

The estimated fair value of the real properties indirectly held through Belrose Realty was approximately $549.0 million at September 30, 2006 compared to approximately $385.0 million at December 31, 2005, a net increase of $164.0 million or 43%. This net increase in the estimated fair values of the real properties for the nine months ended September 30, 2006 was principally due to the acquisition of Bel Marlborough and the acquisition by Katahdin of a multifamily property, offset in part by the sale of a multifamily property by Katahdin referenced above, and due to net increases in the estimated fair values in the properties held by Deerfield and Katahdin. Estimated fair values have increased due both to growth expected in near-term property earnings and to lower capitalization and discount rates applied in valuing the properties.

During the nine months ended September 30, 2006, the Fund saw net unrealized appreciation in the estimated fair values of its other real estate investments (which include Deerfield, Katahdin and Bel Marlborough) of approximately $14.3 million compared to approximately $38.4 million of unrealized appreciation for the nine months ended September 30, 2005, a decrease of $24.1 million. Net unrealized appreciation of $14.3 million during the nine months ended September 30, 2006 was due to net increases in the estimated fair values of the properties held by Deerfield and Katahdin. Net unrealized appreciation of $38.4 million during the nine months ended September 30, 2005 was due to increases in the estimated fair values of the properties held by Katahdin, Deerfield and Bel Communities.

During the nine months ended September 30, 2006, Belrose Realty acquired interests in additional Partnership Preference Units (including acquisitions from a real estate investment affiliate of another investment fund advised by Boston Management) for approximately $20.2 million. During the nine months ended September 30, 2006, Belrose Realty also sold certain of its Partnership Preference Units for approximately $27.8 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net loss of approximately $0.9 million on the transactions. At September 30, 2006, the estimated fair value of Belrose Realty’s Partnership Preference Units was approximately $172.8 million compared to approximately $185.6 million at December 31, 2005, a decrease of $12.8 million or 7%. The net decrease in the estimated fair values was principally due to fewer Partnership Preference Units held at September 30, 2006 and decreases in the per unit values of the Partnership Preference Units held. Estimated fair values for Partnership Preference Units were negatively impacted by rising interest rates for the nine months ended September 30, 2006.

The Fund saw net unrealized depreciation in the estimated fair value of its Partnership Preference Units of approximately $4.3 million during the nine months ended September 30, 2006 compared to net unrealized appreciation of approximately $1.0 million for the nine months ended September 30, 2005. The net unrealized depreciation of approximately $4.3 million during the nine months ended September 30, 2006 consisted of approximately $5.3 million of unrealized depreciation as a result of decreases in the per unit values of Partnership Preference Units during the period offset by approximately $1.0 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation as realized losses due to the sales of Partnership Preference Units. The net unrealized appreciation of approximately $1.0 million during the first nine months of 2005 consisted of approximately $0.9 million of unrealized appreciation as a result of increases in the per unit values of Partnership Preference Units held during the period and approximately $0.1 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation as realized losses due to the sales of Partnership Preference Units.

Distributions from Partnership Preference Units for the nine months ended September 30, 2006 were approximately $9.8 million compared to approximately $3.4 million for the nine months ended September 30, 2005, an increase of $6.4 million or 188%. The increase was principally due to more Partnership Preference Units held on average during the nine months ended September 30, 2006. Distributions from Partnership Preference Units decreased during the first nine months of 2005 principally due to lower average distribution rates during the nine months ended September 30, 2005.

Performance of Interest Rate Swap Agreements. For the nine months ended September 30, 2006, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $1.7 million, compared to net realized and unrealized gains of approximately $2.7 million for the nine months ended September 30, 2005. Net realized and unrealized gains on swap agreements for the nine months ended September 30, 2006 consisted of $0.3 million of unrealized appreciation due to changes in swap agreement valuations and $1.4 million of periodic payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements). For the nine months ended September 30, 2005, net realized and unrealized gains on swap agreements consisted of unrealized appreciation of $4.1 million on swap agreement valuation changes offset in part by $1.4 million of swap agreement periodic payments. For the nine months ended September 30, 2006, swap rates for swaps with maturities comparable to the Fund’s swaps were modestly higher, resulting in a small positive impact to the Fund from changes in swap agreement valuations. The positive contribution to Fund performance for the nine months ended September 30, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period for swaps with maturities comparable to those of the Fund’s swaps.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments. The Fund will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of September 30, 2006, the Fund had outstanding borrowings of $424.5 million and unused loan commitments of $84.0 million under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month and three-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $6.5 million. As of December 31, 2005, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $6.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate secured mortgage debt obligations of Deerfield, Katahdin and Bel Marlborough. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on one-month and three-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month and three-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 7 and 8 to the Fund’s unaudited condensed consolidated financial statements in Item 1 above.

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended September 30,*

								Estimated
								Fair Value
								as of
								September
	2007	2008	2009	2010	2011	Thereafter	Total	30, 2006

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages	$2,558,440	$2,695,189	$2,858,088	$3,021,110	$125,581,445	$170,777,407	$307,491,679	$314,100,000

Average interest rate	5.53%	5.53%	5.53%	5.53%	6.68%	5.55%	6.01%

Variable-rate Credit
Facility				$424,500,000			$424,500,000	$424,500,000

Average interest rate				5.65%			5.65%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable
interest rate
swap agreements				$152,838,000		$40,000,000	$192,838,000	$6,490,128

Average pay rate				4.10%		4.88%	4.26%

Average receive rate				5.62%		5.37%	5.57%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Camden Operating, L.P.,
7% Series B Cumulative
Redeemable Perpetual
Preferred Units,
Callable 12/2/08,
Current Yield: 7.32%			$9,967,838				$9,967,838	$9,803,100

                                                                                                                                                            22

								Estimated
								Fair Value
								as of
								September
	2007	2008	2009	2010	2011	Thereafter	Total	30, 2006

Colonial Realty Limited
Partnership, 7.25% Series
B Cumulative
Redeemable Perpetual
Preferred Units,
Callable 8/24/09,
Current Yield: 7.45%			$19,419,240				$19,419,240	$19,476,000

Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units,
Callable 12/31/09,
Current Yield: 7.82%				$26,643,900			$26,643,900	$26,429,655

Essex Portfolio, L.P.,
7.875% Series D
Cumulative Redeemable
Preferred Units,
Callable 7/28/10,
Current Yield: 7.76%				$12,642,150			$12,642,150	$12,683,050

Kilroy Realty, L.P.,
7.45% Series A
Cumulative Redeemable
Preferred Units,
Callable 9/30/09,
Current Yield: 7.52%			$10,444,812				$10,444,812	$10,406,676

Liberty Property Limited
Partnership, 7.45% Series
B Cumulative
Redeemable Preferred
Units,
Callable 8/31/09,
Current Yield: 7.37%			$16,678,810				$16,678,810	$16,425,500

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 8.11%				$25,186,560			$25,186,560	$24,860,000

PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 7.00%				$34,377,134			$34,377,134	$32,675,500

								Estimated
								Fair Value
								as of
								September
	2007	2008	2009	2010	2011	Thereafter	Total	30, 2006

PSA Institutional
Partners, L.P., 7.25%
Series J Cumulative
Redeemable Perpetual
Preferred Units,
Callable 5/9/11,
Current Yield: 7.18%					$10,000,000		$10,000,000	$10,096,000

Vornado Realty, L.P.,
6.75% Series
D-14 Cumulative
Redeemable Preferred
Units,
Callable 9/9/10,
Current Yield: 6.78%(1)				$9,458,459			$9,458,459	$9,948,488

*    The amounts listed reflect the Fund’s positions as of September 30, 2006. The Fund’s current positions may differ.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2005 in response to Item 1A to Part 1 of Form 10-K. As described in Item 2 above, Belrose Realty acquired a Wholly Owned Property in September 2006. The Wholly Owned Property is subject to substantially the same risks as investing in Real Estate Joint Ventures and Net Leased Property, which are described in Item 7A of Part II of the Fund’s Form 10-K for the year ended December 31, 2005. The Wholly Owned Property is valued in the same manner as Net Leased Property, as described in Item 7(e) of Part II of the Fund’s Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption (except for shares subject to an estate freeze election as described in Item 5 of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005). During each month in the quarter ended September 30, 2006, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

July 31, 2006	4,956.677	$107.04

August 31, 2006	22,570.388	$110.86

September 30, 2006	79,002.369	$113.63

Total	106,529.434	$112.97

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended September 30, 2006.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on November 9, 2006.

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