Form 10-Q
period 2007-06-30
BELROSE CAPITAL FUND LLC
filed 2007-08-09
CIK 1170304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                             For the quarterly period ended June 30, 2007

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

Explanatory Note

The Quarterly Report on Form 10-Q of Belrose Capital Fund LLC (the Fund) for the three and six months ended June 30, 2007 contains unaudited condensed restated consolidated financial statements for the three and six months ended June 30, 2006. The condensed consolidated financial statements have been restated to present the Fund’s investment in real estate joint ventures (as described herein) using the equity method and to correct the allocation between realized gain (loss) and unrealized appreciation (depreciation) for certain investments. The restatement did not affect the Fund’s net asset value per share, net assets, net investment income, net increase in net assets from operations or total return.

Belrose Capital Fund LLC Index to Form 10-Q

PART I.		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements (Unaudited).	4
		Condensed Consolidated Statements of Assets and Liabilities as of
		June 30, 2007 and December 31, 2006	4
		Condensed Consolidated Statements of Operations for the
		Three Months Ended June 30, 2007 and 2006 (Restated) and for the
		Six Months Ended June 30, 2007 and 2006 (Restated)	5
		Condensed Consolidated Statements of Changes in Net Assets for the
		Six Months Ended June 30, 2007 and the Year Ended December 31, 2006	7
		Condensed Consolidated Statements of Cash Flows for the
		Six Months Ended June 30, 2007 and 2006 (Restated)	8
		Financial Highlights for the Six Months Ended June 30, 2007 and the
		Year Ended December 31, 2006	10
		Notes to Condensed Consolidated Financial Statements as of June 30, 2007	11
Item	2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations (MD&A).	20
Item	3.	Quantitative and Qualitative Disclosures About Market Risk.	23
Item	4.	Controls and Procedures.	25
PART II.		OTHER INFORMATION
Item	1.	Legal Proceedings.	26
Item	1A.	Risk Factors.	26
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item	3.	Defaults Upon Senior Securities.	26

Item	4.	Submission of Matters to a Vote of Security Holders.	26
Item	5.	Other Information.	26
Item	6.	Exhibits.	26
SIGNATURES			28
EXHIBIT INDEX			29

PART I. FINANCIAL INFORMATION Item 1. Financial Statements. BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30, 2007	December 31, 2006

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$1,981,464,817	$1,934,569,661
Investment in Partnership Preference Units	98,249,779	100,325,303
Investment in Real Estate Joint Ventures	146,646,592	136,882,283
Investment in Wholly Owned Properties	171,919,884	135,438,523
Affiliated investment	3,464,339	1,053,938

Total investments	$2,401,745,411	$2,308,269,708
Cash	2,911,446	5,356,436
Interest receivable from affiliated investment	16,499	15,854
Swap interest receivable	34,870	40,454
Open interest rate swap agreements, at value	7,322,988	6,286,958
Other assets	2,286,096	1,722,136

Total assets	$2,414,317,310	$2,321,691,546

Liabilities:
Loan payable – Credit Facility	$394,500,000	$356,500,000
Mortgage notes payable	87,419,351	62,401,229
Payable to affiliate for investment advisory and administrative fees	434,197	405,573
Payable to affiliate for distribution and servicing fees	624,190	613,678
Other accrued expenses:
Interest expense	435,841	346,485
Other expenses and liabilities	1,243,496	1,767,436
Minority interest in subsidiary	210,000	210,000

Total liabilities	$484,867,075	$422,244,401

Net assets	$1,929,450,235	$1,899,447,145

Shareholders’ Capital	$1,929,450,235	$1,899,447,145

Shares outstanding (unlimited number of shares authorized)	15,018,756	15,490,955

Net asset value and redemption price per share	$128.47	$122.62

               See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended

		June 30, 2006		June 30, 2006
	June 30, 2007	(Restated)(1)	June 30, 2007	(Restated)(1)

Investment Income:
Dividends allocated from Belvedere Company (net of foreign
taxes, $478,945, $320,460, $505,736, and $367,191, respectively)	$ 10,322,427	$ 8,848,525	$ 19,524,327	$ 16,381,905
Interest allocated from Belvedere Company	175,349	178,760	223,981	184,016
Security lending income allocated
from Belvedere Company, net	77,064	18,980	85,484	25,391
Expenses allocated from Belvedere Company	(2,965,564)	(2,726,864)	(5,853,191)	(5,407,729)

Net investment income allocated from
Belvedere Company	$ 7,609,276	$ 6,319,401	$ 13,980,601	$ 11,183,583
Rental income from Wholly Owned Properties	3,543,688	-	6,820,125	-
Distributions from Partnership Preference Units	1,749,297	3,395,376	3,498,594	6,789,017
Net investment income from Real Estate Joint Ventures	1,647,965	1,457,021	3,361,387	3,676,410
Interest	8,092	120,931	9,524	324,469
Interest allocated from affiliated investment	73,592	-	140,568	-
Expenses allocated from affiliated investment	(7,065)	-	(13,316)	-

Total investment income	$ 14,624,845	$ 11,292,729	$ 27,797,483	$ 21,973,479

Expenses:
Investment advisory and administrative fees	$ 1,761,866	$ 1,556,015	$ 3,460,028	$ 3,182,380
Distribution and servicing fees	945,675	871,339	1,866,092	1,739,765
Interest expense on Credit Facility	5,725,615	5,004,048	11,034,823	9,684,876
Interest expense on mortgage notes	890,979	-	1,724,296	-
Property operating expenses	1,191,706	-	2,599,678	-
Miscellaneous	219,554	206,342	420,653	339,262

Total expenses	$ 10,735,395	$ 7,637,744	$ 21,105,570	$ 14,946,283
Deduct –
Reduction of investment advisory
and administrative fees	483,707	444,158	956,857	888,723

Net expenses	$ 10,251,688	$ 7,193,586	$ 20,148,713	$ 14,057,560

Net investment income	$ 4,373,157	$ 4,099,143	$ 7,648,770	$ 7,915,919

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Six Months Ended

		June 30, 2006		June 30, 2006
	June 30, 2007	(Restated)(1)	June 30, 2007	(Restated)(1)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions and foreign currency
transactions allocated from Belvedere
Company (identified cost basis)	$ 29,040,387	$25,000,931	$ 44,858,611	$39,096,297
Investment transactions in Partnership
Preference Units (identified cost basis)	11,403	(246,664)	20,081	(241,550)
Investment transactions in Real Estate Joint Ventures	-	-	(38,531)	3,399
Interest rate swap agreements(2)	640,143	471,293	1,266,705	721,561

Net realized gain	$ 29,691,933	$25,225,560	$ 46,106,866	$39,579,707

Change in unrealized appreciation (depreciation) –
Investments and foreign currency allocated
from Belvedere Company (identified cost basis)	$ 76,643,553	$(56,545,291)	$ 56,809,326	$490,886
Investments in Partnership Preference Units
(identified cost basis)	(2,117,747)	(5,280,822)	(1,762,689)	(10,444,740)
Investments in Real Estate Joint Ventures	5,010,603	5,652,632	7,018,703	13,526,251
Investments in Wholly Owned Properties	(5,000)	-	2,799,710	-
Interest rate swap agreements	2,275,303	1,932,596	1,036,030	4,817,724

Net change in unrealized appreciation (depreciation)	$ 81,806,712	$(54,240,885)	$ 65,901,080	$8,390,121

Net realized and unrealized gain (loss)	$ 111,498,645	$(29,015,325)	$ 112,007,946	$47,969,828

Net increase (decrease) in net assets from operations	$ 115,871,802	$(24,916,182)	$ 119,656,716	$55,885,747

(1)	See Note 9.

(2)	Amounts represent net interest earned in connection with interest rate swap agreements (Note 6).

                            See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$7,648,770	$14,081,063
Net realized gain from investment transactions,
foreign currency transactions and interest
rate swap agreements	46,106,866	59,033,287
Net change in unrealized appreciation (depreciation) of
investments, foreign currency and interest
rate swap agreements	65,901,080	174,054,432

Net increase in net assets from operations	$119,656,716	$247,168,782

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$11,132,632	$8,759,998
Net asset value of Fund Shares redeemed	(70,910,098)	(88,914,290)

Net decrease in net assets from Fund Share transactions	$(59,777,466)	$(80,154,292)

Distributions –
Distributions to Shareholders	$(29,876,160)	$(20,577,745)

Total distributions	$(29,876,160)	$(20,577,745)

Net increase in net assets	$30,003,090	$146,436,745
Net assets:
At beginning of period	$1,899,447,145	$1,753,010,400

At end of period	$1,929,450,235	$1,899,447,145

                   See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended

		June 30, 2006
	June 30, 2007	(Restated)(1)

Cash Flows From Operating Activities –
Net increase in net assets from operations	$ 119,656,716	$ 55,885,747
Adjustments to reconcile net increase in net assets from operations to net cash flows provided by (used in) operating activities –
Net investment income allocated from Belvedere Company	(13,980,601)	(11,183,583)
Net investment income from Real Estate Joint Ventures	(3,361,387)	(3,676,410)
Capital contributions to Real Estate Joint Venture	(1,200,000)	-
Distributions of earnings from Real Estate Joint Ventures	1,712,348	2,795,202
Advances to Real Estate Joint Venture	-	(22,500,000)
Repayments of advances to Real Estate Joint Venture	-	58,934,951
Interest received from advances to Real Estate Joint Venture	64,902	841,047
Decrease in short-term investments	-	1,115,842
Increase in affiliated investment	(2,410,401)	-
Increase in interest receivable from affiliated investment	(645)	-
Decrease in interest receivable for open swap agreements	5,584	27,335
Increase in other assets	(563,960)	(5,428,885)
Increase in payable to affiliate for investment advisory and administrative fees	28,624	2,217
Increase (decrease) in payable to affiliate for distribution and servicing fees	10,512	(1,139)
Increase (decrease) in accrued interest and other accrued expenses and liabilities	(535,946)	81,587
Purchases of Partnership Preference Units	(4,581)	(20,186,560)
Proceeds from sales of Partnership Preference Units	337,497	7,952,307
Payments for investment in Wholly Owned Property	(33,498,039)	-
Improvements to Wholly Owned Property	(82,250)	-
Net interest earned on interest rate swap agreements	1,266,705	721,561
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	(46,106,866)	(39,579,707)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(65,901,080)	(8,390,121)

Net cash flows provided by (used in) operating activities	$ (44,562,868)	$ 17,411,391

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ 92,000,000	$ 34,000,000
Repayments of Credit Facility	(54,000,000)	(35,000,000)
Proceeds from mortgage note	25,500,000	-
Repayments of mortgage note	(481,878)	-
Payments for Fund Shares redeemed	(2,156,716)	(2,776,400)
Distributions paid to Shareholders	(18,743,528)	(11,817,747)

Net cash flows provided by (used in) financing activities	$ 42,117,878	$ (15,594,147)

Net increase (decrease) in cash	$ (2,444,990)	$1,817,244
Cash at beginning of period	$5,356,436	$1,738,271

Cash at end of period	$2,911,446	$3,555,515

              See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended

		June 30, 2006
	June 30, 2007	(Restated)(1)

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$10,911,877	$9,569,897
Interest paid on mortgage notes	$1,842,050	$-
Interest received on swap agreements, net	$(1,272,289)	$(748,896)
Reinvestment of distributions paid to Shareholders	$11,132,632	$8,759,998
Market value of securities distributed in payment of
redemptions	$68,753,382	$35,141,816
Market value of real property and other assets, net
of current liabilities, assumed in conjunction with the
acquisition of Wholly Owned Property	$33,493,039	$-

(1) See Note 9.

                 See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Financial Statements (Continued)

Financial Highlights (Unaudited)
	Six Months Ended		Year Ended
	June 30, 2007		December 31, 2006

Net asset value – Beginning of period	$122.620		$108.300

Income (loss) from operations

Net investment income(1)	$0.498		$0.885
Net realized and unrealized gain	7.282		14.715

Total income from operations	$7.780		$15.600

Distributions

Distributions to Shareholders	$(1.930)		$(1.280)

Total distributions	$(1.930)		$(1.280)

Net asset value – End of period	$128.470		$122.620

Total Return(2)	6.44%	(3)	14.56%

Ratios as a percentage of average net assets

Expenses of Wholly Owned Properties(4)	0.46%	(9)	0.12%
Belrose Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	1.16%	(9)	1.16%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(5)(7)	1.12%	(9)	1.13%

Total expenses	2.74%	(9)	2.41%
Net investment income(6)	0.81%	(9)	0.78%

Ratios as a percentage of average gross assets (8)

Expenses of Wholly Owned Properties(4)	0.34%	(9)	0.09%
Belrose Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	0.87%	(9)	0.87%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(5)(7)	0.84%	(9)	0.84%

Total expenses	2.05%	(9)	1.80%
Net investment income(6)	0.60%	(9)	0.58%

Supplemental Data

Net assets, end of period (000’s omitted)	$1,929,450		$1,899,447
Portfolio turnover of Tax-Managed Growth Portfolio(10)	1%		1%

(1)	Calculated using average shares outstanding.

(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested.

(3)	Not annualized.

(4)	Represents expenses incurred by Belrose Realty Corporation's (Belrose Realty) Wholly Owned Properties.

(5)	Includes the expenses of Belrose Capital Fund LLC (Belrose Capital) and Belrose Realty. Does not include expenses of Belrose Realty's Wholly Owned Properties.

(6)	Ratios do not include net interest earned in connection with interest rate swap agreements. Had such amounts been included, ratios would have been higher or lower.

(7)	Includes Belrose Capital's share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio and Cash Management Portfolio.

(8)	Average gross assets means the average daily amount of the value of all assets of Belrose Capital (including Belrose Capital's interest in Belvedere Company and Belrose Capital's ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, if any), without reduction by any liabilities.

(9)	Annualized.

(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 4% and 7% for the six months ended June 30, 2007 and for the year ended December 31, 2006, respectively.

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of June 30, 2007

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 is effective during the first required financial reporting period for fiscal years beginning after December 15, 2006.

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

The Fund is a partnership and does not incur income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. Belrose Realty Corporation (Belrose Realty) has qualified and intends to qualify as a real estate investment trust (REIT) and generally intends to distribute at least 100% of its taxable income to the Fund. As a result of its REIT status, Belrose Realty is able to claim a dividends paid deduction on its tax return to deduct the full amount of common and preferred dividends paid to stockholders when computing its annual federal taxable income, which results in Belrose Realty’s taxable income being passed through to the Fund.

3 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the six months ended June 30, 2007 and 2006:

	Six Months Ended

Investment Transactions	June 30, 2007	June 30, 2006

Decreases in investment in Belvedere Capital Fund Company LLC	$68,753,382	$35,141,816
Purchases of Partnership Preference Units(1)	$4,581	$20,186,560
Sales of Partnership Preference Units(2)	$337,497	$7,952,307
Purchase of investment in Wholly Owned Property(3)	$33,498,039	$-

(1)	Purchases of Partnership Preference Units for the six months ended June 30, 2006 represent Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management).

(2)	Sales of Partnership Preference Units for the six months ended June 30, 2007 and 2006 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management for which a realized gain of $20,081 and a realized loss of $241,550 were recognized, respectively.

(3)	On May 11, 2007, Belrose Realty purchased a direct investment in real property through Bel Larimer, LLC (Bel Larimer), a wholly owned real property (Wholly Owned Property). Bel Larimer owns a retail building consisting of approximately 172,720 square feet of rentable office space and 16.5 acres of land in Lonetree, Colorado. Bel Larimer is leased to a single tenant under a triple-net lease pursuant to a non-cancelable, fixed term operating lease expiring in February 2018, with options to extend for six additional five year periods. As of June 30, 2007, Bel Larimer is 100% leased. The estimated fair value of the real property acquired was $33,594,401.

4 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Company for the six months ended June 30, 2007 and 2006, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

	Six Months Ended

	June 30, 2007	June 30, 2006

Belvedere Company’s interest in the Portfolio(1)	$15,510,538,738	$13,612,210,990
The Fund’s investment in Belvedere Company(2)	$1,981,464,817	$1,799,278,044
Income allocated to Belvedere Company from the Portfolio	$153,048,883	$124,577,537
Income allocated to the Fund from Belvedere Company	$19,833,792	$16,591,312
Expenses allocated to Belvedere Company from the Portfolio	$33,634,723	$30,250,511
Expenses allocated to the Fund from Belvedere Company(3)	$5,853,191	$5,407,729
Net realized gain from investment transactions and foreign
currency transactions allocated to Belvedere Company
from the Portfolio	$349,641,643	$293,932,775
Net realized gain from investment transactions and foreign
currency transactions allocated to the Fund from Belvedere
Company	$44,858,611	$39,096,297
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$437,085,808	$2,396,788
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund
from Belvedere Company	$56,809,326	$490,886

(1)	As of June 30, 2007 and 2006, the value of Belvedere Company’s interest in the Portfolio represents 73.9% and 72.1% of the Portfolio’s net assets, respectively.

(2)	As of June 30, 2007 and 2006, the Fund’s investment in Belvedere Company represents 12.8% and 13.2% of Belvedere Company’s net assets, respectively.

(3)	Expenses allocated to the Fund from Belvedere Company include:

	Six Months Ended

	June 30, 2007	June 30, 2006

Expenses allocated from the Portfolio	$4,357,944	$4,025,581
Servicing fees	$1,462,895	$1,352,900
Operating expenses	$32,352	$29,248

A summary of the Portfolio’s Statement of Assets and Liabilities at June 30, 2007, December 31, 2006 and June 30, 2006 and its operations for the six months ended June 30, 2007, for the year ended December 31, 2006 and for the six months ended June 30, 2006 follows:

	June 30, 2007	December 31, 2006	June 30, 2006

Investments, at value	$21,017,676,485	$20,355,992,040	$18,934,068,161
Other assets	30,373,412	39,293,430	34,515,320

Total assets	$21,048,049,897	$20,395,285,470	$18,968,583,481

Collateral for securities loaned	$51,034,581	$-	$72,500,000
Management fee payable	7,477,416	7,278,009	6,735,653
Other liabilities	1,164,789	715,214	754,547

Total liabilities	$59,676,786	$7,993,223	$79,990,200

Net assets	$20,988,373,111	$20,387,292,247	$18,888,593,281

Dividends and interest	$208,202,519	$355,816,931	$175,092,342

Investment adviser fee	$43,993,696	$83,323,602	$41,339,905
Other expenses	1,529,784	2,966,211	1,142,069
Total expense reductions	(90)	(99)	(99)

Net expenses	$45,523,390	$86,289,714	$42,481,875

Net investment income	$162,679,129	$269,527,217	$132,610,467
Net realized gain from investment
transactions and foreign currency
transactions	545,049,808	644,738,498	453,652,551
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	523,098,477	1,577,971,043	(29,804,533)

Net increase in net assets from
operations	$1,230,827,414	$2,492,236,758	$556,458,485

5 Investments in Real Estate Joint Ventures

At June 30, 2007 and December 31, 2006, Belrose Realty held investments in two real estate joint ventures (Real Estate Joint Ventures), Deerfield Property Trust (Deerfield) and Katahdin Property Trust, LLC (Katahdin). Belrose Realty holds a majority economic interest of 86.3% and 83.9% in Deerfield and 69.3% and 70.4% in Katahdin as of June 30, 2007 and December 31, 2006, respectively. Deerfield owns industrial distribution properties and Katahdin owns multifamily properties. Condensed summary financial data of the Real Estate Joint Ventures is presented below. The investment in real estate is presented at estimated fair value.

	June 30, 2007	December 31, 2006

Assets:
Investment in real estate	$437,197,716	$425,726,033
Other assets	10,307,534	9,606,679

Total assets	$447,505,250	$435,332,712

Liabilities and Shareholders’ Equity:
Mortgage notes payable(1)	$243,660,153	$244,470,903
Other liabilities	5,678,602	6,656,555

Total liabilities	$249,338,755	$251,127,458

Shareholders’ equity	$198,166,495	$184,205,254

Total liabilities and shareholders’ equity	$447,505,250	$435,332,712

(1)	The estimated fair value of the mortgage notes payable is approximately $245,800,000 and $251,000,000 as of June 30, 2007 and December 31, 2006, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and currently prevailing interest rates.

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues	$10,542,646	$10,300,841	$21,072,130	$20,919,762
Expenses	8,300,326	8,351,157	16,544,144	16,724,886

Net investment income before
realized and unrealized
gain (loss)	$2,242,320	$1,949,684	$4,527,986	$4,194,876
Realized gain (loss)	-	-	(50,771)	4,855
Change in net unrealized
appreciation (depreciation)	7,208,237	9,572,974	9,279,841	19,714,653

Net increase in net assets
from operations	$9,450,557	$11,522,658	$13,757,056	$23,914,384

6 Interest Rate Swap Agreements

Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belrose Capital’s net asset value. Under such agreements, Belrose Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at June 30, 2007 and December 31, 2006 are listed below.

	Notional			Initial
	Amount			Optional	Final	Unrealized Appreciation at
Effective	(000’s	Fixed	Floating	Termination Termination			December 31,
Date	omitted)	Rate	Rate	Date	Date	June 30, 2007	2006

10/03	$ 31,588	4.180%	LIBOR + 0.30%	7/09	6/10	$ 1,239,660		$1,160,202
10/03	37,943	4.160%	LIBOR + 0.30%	11/09	6/10	1,501,058		1,396,074
10/03	83,307	4.045%	LIBOR + 0.30%	-	6/10	3,518,822		3,291,836
06/04	40,000	4.875%	3 mo. LIBOR + 0.00%	-	6/12	1,063,448		438,846

						$ 7,322,988		$6,286,958

7 Debt

A Mortgage Notes – In June 2007, Bel Larimer obtained first mortgage financing for its investment in real property in the amount of $25,500,000 maturing July 8, 2017. The mortgage note, which bears interest at a fixed-rate of 6.03% per annum, is secured by the real property held by Bel Larimer and is generally without recourse to Belrose Capital and Belrose Realty, except that there may be recourse for certain liabilities arising from actions such as fraud, misrepresentation, misappropriation of funds or breach of material covenants and liabilities arising from environmental conditions.

B Credit Facility – During the six months ended June 30, 2007, Belrose Capital amended its credit arrangement with Merrill Lynch Mortgage Capital, Inc. to decrease the amount of the revolving loan facility by $70,000,000 to an aggregate amount available for borrowing of $172,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. As of June 30, 2007, outstanding borrowings under this credit arrangement totaled $128,000,000.

There were no changes to the terms of Belrose Capital’s credit arrangement with Dresdner Kleinwort Holdings I, Inc. during the six months ended June 30, 2007. As of June 30, 2007, outstanding borrowings under this credit arrangement totaled $266,500,000.

8 Segment Information

Belrose Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belrose Capital invests in real estate assets through its subsidiary, Belrose Realty. Belrose Realty invests directly and indirectly in Partnership Preference Units, investments in Real Estate Joint Ventures (Note 5) and Wholly Owned Properties through its subsidiaries, Bel Larimer and Bel Marlborough Campus, LLC. The Fund’s investment income from the real estate assets primarily consists of rental income from Wholly Owned Property, distribution income from Partnership Preference Units and net investment income from the Real Estate Joint Ventures.

Belrose Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation).

The Fund’s Credit Facility borrowings and related interest expense are centrally managed by the Fund. A portion of the Credit Facility borrowings and related interest expense have been allocated to the real estate segment for presentation purposes herein. Credit Facility borrowings allocated to the real estate segment primarily consist of net amounts borrowed to purchase the Fund’s interest in real estate investments. The Fund’s interest rate swap agreement balances are presented as part of the real estate segment for presentation purposes herein. The accounting policies of the reportable segments are the same as those for Belrose Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

		Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Investment income
The Portfolio*	$7,609,276	$6,319,401	$13,980,601	$11,183,583
Real Estate	6,941,118	4,852,397	13,680,383	10,465,427
Unallocated	74,451	120,931	136,499	324,469

Total investment income	$14,624,845	$11,292,729	$27,797,483	$21,973,479

Net increase (decrease) in
net assets from operations
The Portfolio*	$112,908,398	$(25,584,104)	$ 114,894,021	$50,011,908
Real Estate	5,525,107	2,513,990	9,865,905	9,570,404
Unallocated(1)	(2,561,703)	(1,846,068)	(5,103,210)	(3,696,565)

Net increase (decrease)
in net assets from
operations	$115,871,802	$(24,916,182)	$ 119,656,716	$55,885,747

	June 30, 2007	December 31, 2006

Net assets
The Portfolio*	$1,981,336,974	$1,934,444,234
Real Estate	59,346,905	51,020,601
Unallocated(2)	(111,233,644)	(86,017,690)

Net Assets	$1,929,450,235	$1,899,447,145

* Belrose Capital invests indirectly in the Portfolio through Belvedere Company.

(1)	Unallocated amounts pertain to the overall operation of Belrose Capital and do not pertain to either segment. Included in this amounts are distribution and servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Distribution and servicing fees	$945,675	$871,339	$1,866,092	$1,739,765
Credit Facility interest expense	$1,607,336	$1,007,274	$3,200,098	$2,130,673

(2)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of June 30, 2007 and December 31, 2006, such borrowings totaled $115,398,650 and $90,593,015, respectively. Unallocated assets represent direct cash and short-term investments held by the Fund, including the Fund’s investment in Cash Management Portfolio. As of June 30, 2007 and December 31, 2006, such amounts totaled $5,065,817 and $5,529,094, respectively.

9 Restatement

In prior years’ condensed consolidated financial statements, Belrose Capital had consolidated Real Estate Joint Ventures in which Belrose Realty held a majority economic interest. After the issuance of the June 30, 2006 condensed consolidated financial statements, but prior to the issuance of its December 31, 2006 financial statements, Belrose Capital determined that such investments should not have been consolidated because Belrose Realty did not have voting rights sufficient to control significant decisions relating to the Real Estate Joint Ventures without the consent of the Real Estate Joint Venture partners and therefore the Real Estate Joint Ventures investments should have been accounted for using the equity method. Accordingly, the Fund has restated its interim condensed consolidated statements of operations for the three and six months ended June 30, 2006 and condensed consolidated statement of cash flows for the six months ended June 30, 2006 to conform to the accounting treatment used at December 31, 2006.

The effect of deconsolidation on the Fund’s financial statements is to eliminate the presentation of the minority shareholder’s interest in the Real Estate Joint Venture investments and to present the Fund’s net investment in the Real Estate Joint Ventures using the equity method. Using the equity method, the Fund reports its share of the current period’s Real Estate Joint Ventures net investment income, realized gains (losses), if any, and unrealized appreciation (depreciation) in the condensed consolidated statements of operations.

Additionally, certain amounts in the June 30, 2006 condensed consolidated financial statements were also restated due to the correction of the allocation of realized gain (loss) from Belvedere Company. This change resulted in a decrease to net realized gain (loss) and an increase in the net change in unrealized appreciation (depreciation) within the interim condensed consolidated statements of operations for the three and six months ended June 30, 2006 and condensed consolidated statement of cash flows for the six months ended June 30, 2006.

The restatement of June 30, 2006 balances has had no effect on the Fund’s previously stated net asset value per share, net assets, net investment income, net increase in net assets from operations or total return. Amounts restated in the Fund’s previously reported consolidated financial statements for the three and six months ended June 30, 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006

Condensed Consolidated Statements	Previously		Previously
of Operations (Unaudited)	Reported	Restated	Reported	Restated

Rental income	$10,185,663	$—	$20,705,805	$—
Net investment incomes from Real
Estate Joint Ventures	—	1,457,021	—	3,676,410
Interest	236,109	120,931	538,426	324,469
Total investment income	$20,136,549	$11,292,729	$39,216,831	$21,973,479
Property management and
administrative fees	$459,140	$—	$913,947	$—
Interest expense on mortgage notes	3,886,904	—	7,883,357	—
Property and maintenance expenses	2,197,250	—	4,013,828	—
Property taxes and insurance	1,526,956	—	3,056,523	—
Miscellaneous	407,048	206,342	614,556	339,262
Total expenses	$15,908,700	$7,637,744	$31,089,232	$14,946,283
Net expenses	$15,464,542	$7,193,586	$30,200,509	$14,057,560
Net investment income before
minority interests in net income of
controlled subsidiary	$4,672,007	$—	$9,016,322	$—
Minority interests in net income of
controlled subsidiary	(572,864)	—	(1,100,403)	—
Net realized gain (loss)
Investment transactions and foreign
currency transactions allocated from
Belvedere Company (identified cost
basis)	$27,081,306	$25,000,931	$42,935,695	$39,096,297
Net realized gain	$27,305,935	$25,225,560	$43,419,105	$39,579,707
Change in unrealized appreciation
(depreciation)
Investments and foreign currency
allocated from Belvedere Company
(identified cost basis)	$(58,625,666) $	(56,545,291)	$(3,348,512)	$490,886
Net change in unrealized
appreciation (depreciation)	$(56,321,260) $	(54,240,885)	$4,550,723	$8,390,121

                                                                         18

	Six Months Ended
	June 30, 2006

	Previously
Condensed Consolidated Statement of Cash Flows (Unaudited)	Reported	Restated

Net investment income from Real Estate Joint Ventures	$—	$(3,676,410)
Distributions of earnings from Real Estate Joint Ventures	—	2,795,202
Advances to Real Estate Joint Ventures	—	(22,500,000)
Repayments of advances to Real Estate Joint Ventures	—	58,934,951
Interest received from advances to Real Estate Joint Ventures	—	841,047
Decrease in escrow deposits	27,513,856	—
Increase in distributions and interest receivable	(744,395)	—
Increase in other assets	(3,985,734)	(5,428,885)
Increase (decrease) in security deposits, accrued interest and
accrued other expenses and liabilities	(487,400)	81,587
Increase in accrued property taxes	208,893	—
Proceeds from sale of other real estate	4,855	—
Improvements to rental property	(2,191,424)	—
Payments for investments in other real estate	(29,342,162)	—
Minority interests in net income of controlled subsidiary	1,100,403	—
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	(43,419,105)	(39,579,707)
Net change in unrealized (appreciation) depreciation of
investments, foreign currency and interest rate swap
agreements	(4,550,723)	(8,390,121)
Net cash flows provided by (used in) operating activities	$(21,559,209)	$17,411,391
Proceeds from mortgage notes	6,538,000	—
Payments for mortgage notes	(129,152)	—
Proceeds from notes payable to minority shareholder	7,500,000	—
Repayment of notes payable to minority shareholder	(19,644,984)	—
Net cash flows used in financing activities	$(21,330,283)	$(15,594,147)
Net increase (decrease) in cash	$(42,889,492)	$1,817,244
Cash at beginning of period	$51,271,803	$1,738,271
Cash at end of period	$8,382,311	$3,555,515
Supplemental Disclosure and Non-cash Operating and
Financing Activities
Interest paid on mortgage notes	$7,824,279	$—

                                                                            19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the 1934 Act). Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. The actual results of Belrose Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund’s performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1 above. The MD&A gives effect to the restatement for the three and six months ended June 30, 2006 as discussed in Note 9 to the condensed consolidated financial statements.

MD&A for the Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006.

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

The Fund’s total return was 6.24% for the quarter ended June 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $120.93 to $128.47 during the period. The total return of the S&P 500 Index was 6.27% over the same period. Last year, the Fund had a total return of -1.39% for the quarter ended June 30, 2006. This return reflected a decrease in the Fund’s net asset value per share from $112.03 to $110.47 during the period. The S&P 500 Index had a total return of -1.44% over the same period.

Performance of the Portfolio. For the quarter ended June 30, 2007, the Portfolio’s total return was 5.99%, lagging the S&P 500 Index return of 6.27% over the same period. The second quarter saw equity markets rally, albeit with increasing volatility. Earnings growth proved better than most expectations and merger and buyout activity continued at a robust clip. Increased volatility was largely due to concerns over geopolitical unrest and economic uncertainty. Concerns regarding a significant slowing in the U.S. housing market as well as rising energy prices prompted fears of both an economic slowdown and rising inflation. However, labor markets remained relatively robust and consumption, while slowing, remained positive. Notwithstanding mixed macroeconomic data, the Federal Reserve left short-term interest rates steady at 5.25% . On average during the course of the quarter, mid-cap and small-cap stocks continued to outperform large-cap stocks and growth stocks remained ahead of their value counterparts.

Nine out of ten economic sectors in the S&P 500 Index posted positive returns. The energy, industrials and information technology sectors were top performers, while the utilities and financials sectors realized weaker quarterly results pressured by interest rate fears and continued sub-prime mortgage concerns. Market leading industries in the second quarter

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

included: internet and catalog retailers, construction, auto components and energy equipment. In contrast, the commercial services, real estate investment trusts and multi-utilities industries realized weaker returns.

The Portfolio underperformed its benchmark, the S&P 500 Index, during the quarter ended June 30, 2007 primarily due to its holdings within the industrials and energy sectors. Although the Portfolio retained its emphasis on strong performing sectors, stock selection within machinery, energy equipment and defense industries detracted from performance. Additionally, the Portfolio’s overweight of the lagging consumer staples sector coupled with relatively weaker stock selection within the biotechnology and health care service industries also hindered performance. In contrast, the Portfolio benefited from strong stock selection within the consumer discretionary, financials and telecommunications sectors. The Portfolio’s underweight of the lagging utilities sector and stronger investments within the electric utilities industry were also beneficial.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belrose Realty Corporation (Belrose Realty). As of June 30, 2007, real estate investments included investments in: two real estate joint ventures (Real Estate Joint Ventures), Deerfield Property Trust (Deerfield) and Katahdin Property Trust, LLC (Katahdin), that are majority owned by Belrose Realty; two wholly owned real properties (Wholly Owned Properties), Bel Marlborough Campus, LLC (Bel Marlborough) and Bel Larimer, LLC (Bel Larimer); and a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Deerfield owns industrial distribution properties, Katahdin owns multifamily properties, Bel Marlborough owns an office campus and Bel Larimer owns a retail property.

On May 11, 2007, Belrose Realty acquired Bel Larimer for approximately $33.6 million with proceeds from the Fund’s Credit Facility. On June 19, 2007, Bel Larimer obtained mortgage financing secured by its property of approximately $25.5 million, the proceeds from which were used to pay down the Fund’s Credit Facility.

During the quarter ended June 30, 2006, Belrose Realty acquired interests in additional Partnership Preference Units for approximately $10.0 million and sold interests in certain Partnership Preference Units for approximately $7.7 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management)), recognizing a loss of approximately $0.2 million on the sale transactions.

During the quarters ended June 30, 2007 and 2006, the Fund’s net investment income from real estate investments was approximately $4.9 million. The increase in net investment income relating to the acquisitions of Bel Marlborough and Bel Larimer was offset by lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the quarter. During the quarter ended June 30, 2006, the Fund’s net investment income from real estate investments decreased due to the loss of net investment income related to the sale of a Real Estate Joint Venture in the second half of 2005, partially offset by higher distributtions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the quarter.

During the quarter ended June 30, 2007, the Fund saw net unrealized appreciation of the estimated fair value of its real estate investments of approximately $2.9 million compared to net unrealized appreciation of approximately $0.4 million during the quarter ended June 30, 2006. Net unrealized appreciation of approximately $2.9 million consisted primarily of approximately $5.0 million of net unrealized appreciation in the value of Real Estate Joint Venture investments, partially offset by approximately $2.1 million of net unrealized depreciation in the value of the Partnership Preference Units.

The Fund’s investments in real properties continued to achieve modest returns, benefiting from earnings in the expected range and capitalization rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units remained relatively unchanged with no significant movements in interest rates and credit spreads from December 31, 2006.

Performance of Interest Rate Swap Agreements. For the quarter ended June 30, 2007, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $2.9 million, compared to net realized and unrealized gains of $2.4 million for the quarter ended June 30, 2006. Net realized and unrealized gains on swap agreements for the quarter ended June 30, 2007 consisted of $2.3 million of net unrealized gains due to changes in swap agreement valuations and $0.6 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). Net realized and unrealized gains on swap agreements for the quarter ended June 30, 2006 consisted of $1.9 million of net unrealized gains due to changes in swap agreement valuations and $0.5 million of periodic net payments received pursuant to outstanding swap agreements. The net positive contribution to Fund performance from changes in swap agreement valuations for the quarters ended June 30, 2007 and June 30, 2006 was attributable to increases in swap rates during the periods.

MD&A for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006.

Performance of the Fund. The Fund’s total return was 6.44% for the six months ended June 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $122.62 to $128.47 and a distribution of $1.93 per share during the period. The S&P 500 Index had a total return of 6.96% over the same period. Last year, the Fund had a total return of 3.21% for the six months ended June 30, 2006. This return reflected an increase in the Fund’s net asset value per share from $108.30 to $110.47 and a distribution of $1.28 per share during the period. The S&P 500 Index had a total return of 2.70% over the same period.

Performance of the Portfolio. The Portfolio’s total return was 6.14% for the six months ended June 30, 2007, underperforming the S&P 500 Index return of 6.96% . The U.S. equity markets posted strong returns in the first half of 2007, fueled by positive earnings and continued strength in merger and buyout activity. Equity and bond markets remained choppy, however, as geopolitical and economic uncertainty, coupled with rising inflation and sub-prime mortgage fears pressured already-anxious investors. Markets across the globe registered sharp declines from late February through mid-March 2007, but recovered in April and rallied to new highs by the end of the six month period. On average small-cap stocks continued to lead large-cap stocks, and growth stocks outpaced their value counterparts during the course of the period.

Despite increased volatility, nine out of 10 economic sectors in the S&P 500 Index posted positive returns. Energy, materials and telecommunications were the top performing sectors, while the financials and consumer discretionary sectors realized weaker returns during the period ended June 30, 2007. The leading industries of the S&P 500 Index during the first half of 2007 included internet and catalog retailers, auto components, construction, energy equipment and services. Industries making negative contributions to the S&P 500 Index return included commercial services, diversified financials and real estate investment trusts.

During the period, the Portfolio’s total return lagged that of the S&P 500 Index. The Portfolio’s relative underperformance was primarily affected by it underweighting of the stronger-performing utilities and materials sectors and sub-par investment selections with the energy, industrials and information technology sectors. In contrast, the Portfolio benefited from its investments in the financials and consumer discretionary sectors, primarily within the multi-line retail, textiles, apparel and commercial banks industries as well as relatively better selection in the pharmaceuticals and semiconductor sectors.

Performance of Real Estate Investments. During the six months ended June 30, 2006, Belrose Realty acquired interests in additional Partnership Preference Units for approximately $20.2 million and sold interests in certain Partnership Preference Units for approximately $8.0 million (including acquisitions from and sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a loss of approximately $0.2 million on the sales transactions.

During the six months ended June 30, 2007, the Fund’s net investment income from real estate investments was approximately $9.4 million compared to approximately $10.5 million for the six months ended June 30, 2006, a decrease of $1.1 million or 10%. The decrease was due principally to lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the period and a decrease in the net investment income of Deerfield, partially offset by the net investment income related to the acquisitions of Bel Marlborough in September 2006 and Bel Larimer in May 2007. During the six months ended June 30, 2006, the Fund’s net investment income from real estate investments increased due to higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the quarter, partially offset by the loss of net investment income related to the sale of a Real Estate Joint Venture in the second half of 2005.

The estimated fair value of the Fund’s real estate investments was approximately $416.8 million at June 30, 2007 compared to approximately $372.6 million at December 31, 2006, a net increase of $44.2 million or 12%. This net increase was due principally to the acquisition of Bel Larimer and increases in the estimated fair value of Belrose Realty’s investments in the Real Estate Joint Ventures and in Bel Marlborough. The Fund’s investments in real properties continued to achieve modest returns, benefiting from earnings in the expected range and capitalization rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units remained relatively unchanged with no significant movements in interest rates and credit spreads from December 31, 2006.

During the six months ended June 30, 2007, the Fund saw net unrealized appreciation of the estimated fair value of its real estate investments of approximately $8.1 million compared to net unrealized appreciation of approximately $3.1 million during the six months ended June 30, 2006. Net unrealized appreciation of approximately $8.1 million consisted primarily of approximately $7.0 million of net unrealized appreciation in the value of Real Estate Joint Venture investments and $2.8 million of net unrealized appreciation in the value of Bel Marlborough, partially offset by approximately $1.7 million of net unrealized depreciation in the value of the Partnership Preference Units.

Performance of Interest Rate Swap Agreements. For the six months ended June 30, 2007, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $2.3 million, compared to net realized and unrealized gains of $5.5 million for the six months ended June 30, 2006. Net realized and unrealized gains on swap agreements for the six months ended June 30, 2007 consisted of $1.0 million of net unrealized gains due to changes in swap agreement valuations and $1.3 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). Net realized and unrealized gains on swap agreements for the six months ended June 30, 2006 consisted of $4.8 million of net unrealized gains due to changes in swap agreement valuations and $0.7 million of periodic net payments received pursuant to outstanding swap agreements. The net positive contribution to Fund performance from changes in swap agreement valuations for the six months ended June 30, 2007 and June 30, 2006 was attributable to increases in swap rates during the periods.

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

On May 9, 2007, the Fund amended its MLMC credit arrangement to decrease the amount available thereunder by $25.0 million to an aggregate principal amount available for borrowing of $172.0 million.

As of June 30, 2007, the Fund had outstanding borrowings of $394.5 million and unused loan commitments of $44.0 million under the Credit Facility. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder.

On June 19, 2007, Bel Larimer obtained first mortgage financing in the amount of $25.5 million for its investment in real property, the proceeds from which were used to repay the Fund’s borrowings under the MLMC credit arrangement.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month and three-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of June 30, 2007, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $7.3 million. As of December 31, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $6.3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate secured mortgage debt obligations of Bel Marlborough and Bel Larimer. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Under the terms of the interest rate swap agreements, the

Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month and three-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 6 and 7 to the Fund’s unaudited condensed consolidated financial statements in Item 1 above.

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended June 30,*

								Estimated
								Fair Value
								as of June
	2008	2009	2010	2011	2012	Thereafter	Total	30, 2007

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages	$965,388	$1,026,647	$1,082,183	$1,140,723	$1,194,035	$82,010,375	$87,419,351	$85,300,000
Average interest rate	5.21%	5.21%	5.21%	5.21%	5.21%	5.46%	5.45%

Variable-rate Credit
Facility			$394,500,000				$394,500,000	$394,500,000
Average interest rate			5.65%				5.65%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable
interest rate
swap agreements			$152,838,000		$40,000,000		$192,838,000	$7,322,988
Average pay rate			4.10%		4.88%		4.26%
Average receive rate			5.62%		5.36%		5.57%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Colonial Realty Limited
Partnership, 7.25% Series
B Cumulative
Redeemable Perpetual
Preferred Units,
Callable 8/24/09,
Current Yield: 7.64%			$19,419,240				$19,419,240	$18,984,000

								Estimated
								Fair Value
								as of June
	2008	2009	2010	2011	2012	Thereafter	Total	30, 2007

Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units,
Callable 12/31/09,
Current Yield: 7.92%			$26,643,900				$26,643,900	$26,114,655
Essex Portfolio, L.P.,
7.875% Series D
Cumulative Redeemable
Preferred Units,
Callable 7/28/10,
Current Yield: 7.85%				$12,642,150			$12,642,150	$12,533,050
MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 8.30%			$25,186,560				$25,186,560	$24,290,000
PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 7.18%			$7,189,950				$7,189,950	$6,687,000
Vornado Realty L.P.,
6.75% Series
D-14 Cumulative
Redeemable Preferred
Units,
Callable 9/9/10,
Current Yield: 7.00%(1)				$8,987,801			$8,987,801	$9,641,074

* The amounts listed reflect the Fund’s positions as of June 30, 2007. The Fund’s current positions may differ.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption (except for shares subject to an estate freeze election). During each month in the quarter ended June 30, 2007, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

April 30, 2007	218,968.369	$125.48

May 31, 2007	74,699.287	$128.50

June 30, 2007	140,115.401	$128.28

Total	433,783.057	$127.45

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on August 9, 2007.

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