Form 10-Q
period 2007-09-30
BELROSE CAPITAL FUND LLC
filed 2007-11-09
CIK 1170304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                      For the quarterly period ended September 30, 2007

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

Explanatory Note

The Quarterly Report on Form 10-Q of BelroseCapital Fund LLC (the Fund) for the three and nine months ended September 30, 2007contains unaudited condensed restated consolidated financial statements for the three and nine months ended September 30, 2006. The condensed consolidated financial statements have been restated to present the Fund’s investment in real estate joint ventures (as described herein) using the equity method and to correct the allocation between realized gain (loss) and unrealized appreciation (depreciation) for certain investments. The restatement did not affect the Fund’s net asset value per share, net assets, net investment income, net increase in net assets from operations or total return.

		Belrose Capital Fund LLC
		Index to Form 10-Q
PART I.		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements (Unaudited).	4
		Condensed Consolidated Statements of Assets and Liabilities
		as of September 30, 2007 and December 31, 2006	4
		Condensed Consolidated Statements of Operations for the
		Three Months Ended September 30, 2007 and 2006 (Restated)
		and for the Nine Months Ended September 30, 2007 and 2006 (Restated)	5
		Condensed Consolidated Statements of Changes in Net Assets
		for the Nine Months Ended September 30, 2007 and the
		Year Ended December 31, 2006	7
		Condensed Consolidated Statements of Cash Flows for the
		Nine Months Ended September 30, 2007 and 2006 (Restated)	8
		Financial Highlights for the Nine Months Ended September 30, 2007
		and the Year Ended December 31, 2006	10
		Notes to Condensed Consolidated Financial Statements as of September 30, 2007	11
Item	2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations (MD&A).	20
Item	3.	Quantitative and Qualitative Disclosures About Market Risk.	24
Item	4.	Controls and Procedures.	26
PART II.		OTHER INFORMATION
Item	1.	Legal Proceedings.	27
Item	1A.	Risk Factors.	27
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item	3.	Defaults Upon Senior Securities.	27

                                                                                                  2

Item	4.	Submission of Matters to a Vote of Security Holders.	27
Item	5.	Other Information.	27
Item	6.	Exhibits.	27
SIGNATURES			29
EXHIBIT INDEX			30

PART I. FINANCIAL INFORMATION Item 1. Financial Statements.

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30, 2007	December 31, 2006

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 1,983,873,699	$ 1,934,569,661
Investment in Partnership Preference Units	106,822,543	100,325,303
Investment in Real Estate Joint Ventures	140,964,307	136,882,283
Investment in Wholly Owned Properties	171,973,915	135,438,523
Affiliated investment	3,172,386	1,053,938

Total investments	$ 2,406,806,850	$ 2,308,269,708
Cash	2,804,775	5,356,436
Distributions and interest receivable	573,648	498
Interest receivable from affiliated investment	20,043	15,854
Swap interest receivable	-	40,454
Open interest rate swap agreements, at value	3,077,113	6,286,958
Other assets	1,345,210	1,721,638

Total assets	$ 2,414,627,639	$ 2,321,691,546

Liabilities:
Loan payable – Credit Facility	$ 410,500,000	$ 356,500,000
Mortgage notes payable	87,187,218	62,401,229
Payable to affiliate for investment advisory and administrative fees	439,090	405,573
Payable to affiliate for distribution and servicing fees	612,315	613,678
Other accrued expenses:
Swap interest expense	457,961	-
Interest expense	493,844	346,485
Other expenses and liabilities	809,485	1,767,436
Minority interest in subsidiary	218,500	210,000

Total liabilities	$ 500,718,413	$ 422,244,401

Net assets	$ 1,913,909,226	$ 1,899,447,145

Shareholders’ Capital	$ 1,913,909,226	$ 1,899,447,145

Shares outstanding (unlimited number of shares authorized)	14,771,240	15,490,955

Net asset value and redemption price per share	$ 129.57	$ 122.62

                               See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended

		September 30, 2006		September 30, 2006
	September 30, 2007	(Restated)(1)	September 30, 2007	(Restated)(1)

Investment Income:
Dividends allocated from Belvedere Company (net
of foreign taxes, $65,675, $54,485, $571,411
and $421,676, respectively)	$ 9,262,991	$ 8,538,996	$ 28,787,318	$ 24,920,901
Interest allocated from Belvedere Company	198,776	51,720	422,757	235,736
Security lending income allocated
from Belvedere Company, net	31,700	9,042	117,184	34,433
Expenses allocated from Belvedere Company	(2,918,284)	(2,760,892)	(8,771,475)	(8,168,621)

Net investment income allocated from
Belvedere Company	$ 6,575,183	$ 5,838,866	$ 20,555,784	$ 17,022,449
Rental income from Wholly Owned Properties	3,891,154	372,549	10,711,279	372,549
Distributions from Partnership Preference Units	1,713,897	3,060,141	5,212,491	9,849,158
Net investment income from Real Estate Joint Ventures	1,843,350	1,653,380	5,204,737	5,329,790
Interest	2,450	445,676	11,974	770,145
Interest allocated from affiliated investment	74,025	-	214,593	-
Expenses allocated from affiliated investment	(6,782)	-	(20,098)	-

Total investment income	$ 14,093,277	$ 11,370,612	$ 41,890,760	$ 33,344,091

Expenses:
Investment advisory and administrative fees	$ 1,772,285	$ 1,627,533	$ 5,232,313	$ 4,809,913
Distribution and servicing fees	928,346	872,206	2,794,438	2,611,971
Interest expense on Credit Facility	5,832,038	5,813,339	16,866,861	15,498,215
Interest expense on mortgage notes	1,242,397	102,460	2,966,693	102,460
Property operating expenses	1,097,854	116,589	3,697,532	116,589
Miscellaneous	387,531	189,882	808,184	529,144

Total expenses	$ 11,260,451	$ 8,722,009	$ 32,366,021	$ 23,668,292
Deduct –
Reduction of investment advisory
and administrative fees	473,227	442,212	1,430,084	1,330,935

Net expenses	$ 10,787,224	$ 8,279,797	$ 30,935,937	$ 22,337,357

Net investment income	$ 3,306,053	$ 3,090,815	$ 10,954,823	$ 11,006,734

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended

		September 30, 2006		September 30, 2006
	September 30, 2007	(Restated)(1)	September 30, 2007	(Restated)(1)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions and foreign currency
transactions allocated from Belvedere
Company (identified cost basis)	$ 19,243,556	$ 7,996,319	$ 64,102,167	$ 47,092,616
Investment transactions in Partnership
Preference Units (identified cost basis)	(24,736)	(636,124)	(4,655)	(877,674)
Investment transactions in Real Estate Joint Ventures	-	1,883,562	(38,531)	1,886,961
Interest rate swap agreements(2)	670,193	658,750	1,936,898	1,380,311

Net realized gain	$ 19,889,013	$ 9,902,507	$ 65,995,879	$ 49,482,214

Change in unrealized appreciation (depreciation) –
Investments and foreign currency allocated
from Belvedere Company (identified cost basis)	$ 7,148,774	$ 67,177,809	$ 63,958,100	$ 67,668,695
Investments in Partnership Preference Units
(identified cost basis)	(3,628,674)	6,142,314	(5,391,363)	(4,302,426)
Investments in Real Estate Joint Ventures	(6,543,960)	1,045,314	474,743	14,571,565
Investments in Wholly Owned Properties	(26,951)	(229,040)	2,772,759	(229,040)
Interest rate swap agreements	(4,245,875)	(4,461,888)	(3,209,845)	355,836

Net change in unrealized appreciation (depreciation)	$ (7,296,686)	$ 69,674,509	$ 58,604,394	$ 78,064,630

Net realized and unrealized gain	$ 12,592,327	$ 79,577,016	$ 124,600,273	$ 127,546,844

Net increase in net assets from operations	$ 15,898,380	$ 82,667,831	$ 135,555,096	$ 138,553,578

(1)	See Note 9.

(2)	Amounts represent net interest earned in connection with interest rate swap agreements (Note 6).

                                  See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 10,954,823	$ 14,081,063
Net realized gain from investment transactions,
foreign currency transactions and interest
rate swap agreements	65,995,879	59,033,287
Net change in unrealized appreciation (depreciation) of
investments, foreign currency and interest
rate swap agreements	58,604,394	174,054,432

Net increase in net assets from operations	$ 135,555,096	$ 247,168,782

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$ 11,132,632	$ 8,759,998
Net asset value of Fund Shares redeemed	(102,347,116)	(88,914,290)

Net decrease in net assets from Fund Share transactions	$ (91,214,484)	$ (80,154,292)

Distributions –
Distributions to Shareholders	$ (29,878,531)	$ (20,577,745)

Total distributions	$ (29,878,531)	$ (20,577,745)

Net increase in net assets	$ 14,462,081	$ 146,436,745

Net assets:
At beginning of period	$ 1,899,447,145	$ 1,753,010,400

At end of period	$ 1,913,909,226	$ 1,899,447,145

                                See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

		September 30, 2006
	September 30, 2007	(Restated)(1)

Cash Flows From Operating Activities –
Net increase in net assets from operations	$ 135,555,096	$ 138,553,578
Adjustments to reconcile net increase in net assets from operations to net cash flows used in operating activities –
Net investment income allocated from Belvedere Company	(20,555,784)	(17,022,449)
Net investment income from Real Estate Joint Ventures	(5,204,737)	(5,329,790)
Capital contributions to Real Estate Joint Venture	(1,200,000)	-
Distributions of earnings from Real Estate Joint Ventures	2,694,023	2,906,506
Advances to Real Estate Joint Venture	-	(33,162,591)
Repayments of advances to Real Estate Joint Venture	-	86,793,457
Interest received from advances to Real Estate Joint Venture	64,902	1,265,505
Increase in short-term investments	-	(348,653)
Increase in affiliated investment	(2,118,448)	-
Increase in distributions and interest receivable	(573,150)	(198,506)
Increase in interest receivable from affiliated investment	(4,189)	-
Decrease in interest receivable for open swap agreements	40,454	68,131
Increase in escrow deposits	-	(79,463)
Decrease in other assets	376,428	2,439,599
Increase in payable to affiliate for investment advisory and administrative fees	33,517	46,493
Increase (decrease) in payable to affiliate for distribution and servicing fees	(1,363)	7,124
Increase in interest payable for open swap agreements	457,961	457,768
Increase (decrease) in accrued interest and other accrued expenses and liabilities	(911,954)	329,919
Purchases of Partnership Preference Units	(25,004,581)	(20,187,070)
Proceeds from sales of Partnership Preference Units	13,111,323	27,797,117
Purchases of investments in Wholly Owned Properties	(33,524,989)	(73,078,196)
Improvements to Wholly Owned Property	(136,282)	-
Net interest earned on interest rate swap agreements	1,936,898	1,380,311
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	(65,995,879)	(49,482,214)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(58,604,394)	(78,064,630)

Net cash flows used in operating activities	$ (59,565,148)	$ (14,908,054)

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ 117,000,000	$ 101,000,000
Repayments of Credit Facility	(63,000,000)	(70,000,000)
Proceeds from mortgage note	25,500,000	-
Repayments of mortgage note	(714,011)	(79,620)
Issuance of real estate controlled subsidiary preferred shares	8,500	-
Payments for Fund Shares redeemed	(3,035,103)	(4,116,343)
Distributions paid to Shareholders	(18,745,899)	(11,817,747)

Net cash flows provided by financing activities	$ 57,013,487	$ 14,986,290

Net increase (decrease) in cash	$ (2,551,661)	$ 78,236

Cash at beginning of period	$ 5,356,436	$ 1,738,271

Cash at end of period	$ 2,804,775	$ 1,816,507

                                         See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Nine Months Ended

September 30, 2006
	September 30, 2007	(Restated)(1)

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 16,731,832	$ 15,252,239
Interest paid on mortgage notes	$ 2,797,508	$ 99,772
Interest received on swap agreements, net	$ (2,435,313)	$ (1,906,210)
Reinvestment of distributions paid to Shareholders	$ 11,132,632	$ 8,759,998
Market value of securities distributed in payment of
redemptions	$ 99,312,013	$ 45,810,530
Market value of real property and other assets, net
of current liabilities, assumed in conjunction with the
acquisition of Wholly Owned Property	$ 33,493,039	$ 135,552,769
Mortgage note assumed in conjunction with the acquisition of
Wholly Owned Property	$ -	$ 62,703,613

(1) See Note 9.

                              See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC Condensed Consolidated Financial Statements (Unaudited) (Continued)

Financial Highlights
	Nine Months Ended		Year Ended
	September 30, 2007		December 31, 2006

Net asset value – Beginning of period	$ 122.620		$ 108.300

Income (loss) from operations

Net investment income(1)	$ 0.720		$ 0.885
Net realized and unrealized gain	8.160		14.715

Total income from operations	$ 8.880		$ 15.600

Distributions

Distributions to Shareholders	$ (1.930)		$ (1.280)

Total distributions	$ (1.930)		$ (1.280)

Net asset value – End of period	$ 129.570		$ 122.620

Total Return(2)	7.35%	(3)	14.56%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	1.12%	(9)	1.13%
Interest and other borrowing costs(4)(6)	1.18%	(9)	1.16%
Expenses of Wholly Owned Properties(7)	0.49%	(9)	0.12%

Total expenses	2.79%	(9)	2.41%

Net investment income(6)	0.77%	(9)	0.78%

Ratios as a percentage of average gross assets(8)

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	0.83%	(9)	0.84%
Interest and other borrowing costs(4)(6)	0.88%	(9)	0.87%
Expenses of Wholly Owned Properties(7)	0.36%	(9)	0.09%

Total expenses	2.07%	(9)	1.80%

Net investment income(6)	0.57%	(9)	0.58%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 1,913,909		$ 1,899,447
Portfolio turnover of Tax-Managed Growth Portfolio(10)	2%		1%

(1)	Calculated using average shares outstanding.

(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested.

(3)	Not annualized.

(4)	Includes the expenses of Belrose Capital Fund LLC (Belrose Capital) and Belrose Realty Corporation (Belrose Realty). Does not include expenses of Belrose Realty's Wholly Owned Properties.

(5)	Includes Belrose Capital's share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio.

(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would have been lower or higher.

(7)	Represents expenses incurred by Belrose Realty's Wholly Owned Properties.

(8)	Average gross assets means the average daily amount of the value of all assets of Belrose Capital (including Belrose Capital's interest in Belvedere Company and Belrose Capital's ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, if any), without reduction by any liabilities.

(9)	Annualized.

(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 5% and 7% for the nine months ended September 30, 2007 and for the year ended December 31, 2006, respectively.

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of September 30, 2007 Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2 Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to elect to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 159 will have on the Fund’s financial statements, if any.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective during the first required financial reporting period for fiscal years beginning after December 15, 2006.

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

The Fund’s policy is to recognize interest expense and penalties related to uncertain tax positions as tax expense when incurred, which is included in miscellaneous expenses on the consolidated financial statements, if any.

The Fund is a partnership and does not incur income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The controlled subsidiary of the Fund, Belrose Realty Corporation (Belrose Realty) has qualified and intends to qualify as a real estate investment trust (REIT) and generally intends to distribute at least 100% of its taxable income to the Fund. As a result of its REIT status, Belrose Realty is able to claim a dividends paid deduction on its tax return to deduct the full amount of common and preferred dividends paid to stockholders when computing its annual federal taxable income, which results in Belrose Realty’s taxable income being passed through to the Fund.

3 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the nine months ended September 30, 2007 and 2006:

Nine Months Ended

Investment Transactions	September 30, 2007	September 30, 2006

Decreases in investment in Belvedere Capital Fund Company LLC	$ 99,312,013	$ 45,810,530
Increases in Partnership Preference Units(1)	$ 25,004,581	$ 20,187,070
Decreases in Partnership Preference Units(2)	$ 13,111,323	$ 27,797,117
Increase in investment in Wholly Owned Property(3)	$ 33,524,989	$ 73,078,196

(1)	Increases in Partnership Preference Units for the nine months ended September 30, 2007 and 2006 include Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management).

(2)	Decreases in Partnership Preference Units for the nine months ended September 30, 2007 and 2006 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management for which net realized losses of $4,654 and $877,675 were recognized, respectively.

(3)	On May 11, 2007, Belrose Realty purchased a direct investment in real property through Bel Larimer, LLC (Bel Larimer), a wholly owned real property (Wholly Owned Property). Bel Larimer owns a retail building consisting of approximately 172,720 square feet of rentable office space and 16.5 acres of land in Colorado. Bel Larimer is leased to a single tenant under a triple net lease pursuant to a non-cancelable, fixed term operating lease expiring in February 2018, with options to extend for six additional five year periods. As of September 30, 2007, Bel Larimer is 100% leased. The estimated fair value of the real property acquired was $33,594,401.

In September 2006, Belrose Realty purchased a direct investment in real property through a wholly owned subsidiary, Bel Marlborough Campus, LLC (Bel Marlborough). Bel Marlborough owns an office campus of approximately 530,000 square feet of rentable space and 126 acres of land. At the date of the transaction, the value of the real property was $135,031,025 and the mortgage loan balance assumed was $62,703,613. Transaction costs incurred of $229,040 were recognized as an unrealized loss upon acquisition.

4 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the nine months ended September 30, 2007 and 2006, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

Nine Months Ended

	September 30, 2007	September 30, 2006

Belvedere Company’s interest in the Portfolio(1)	$ 15,642,617,856	$ 14,103,865,951
The Fund’s investment in Belvedere Company(2)	$ 1,983,873,699	$ 1,869,622,324
Income allocated to Belvedere Company from the Portfolio	$ 227,701,307	$ 189,867,769
Income allocated to the Fund from Belvedere Company	$ 29,327,259	$ 25,191,070
Expenses allocated to Belvedere Company from the Portfolio	$ 50,587,426	$ 45,886,397
Expenses allocated to the Fund from Belvedere Company(3)	$ 8,771,475	$ 8,168,621
Net realized gain from investment transactions and foreign
currency transactions allocated to Belvedere Company
from the Portfolio	$ 500,687,896	$ 360,778,257
Net realized gain from investment transactions and foreign
currency transactions allocated to the Fund from Belvedere
Company	$ 64,102,167	$ 47,092,616
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$ 500,718,044	$ 505,841,186
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund
from Belvedere Company	$ 63,958,100	$ 67,668,695

(1)	As of September 30, 2007 and 2006, the value of Belvedere Company’s interest in the Portfolio represents 74.3% and 72.6% of the Portfolio’s net assets, respectively.

(2)	As of September 30, 2007 and 2006, the Fund’s investment in Belvedere Company represents 12.7% and 13.3% of Belvedere Company’s net assets, respectively.

(3)	Expenses allocated to the Fund from Belvedere Company represent:

Nine Months Ended

	September 30, 2007	September 30, 2006

Expenses allocated from the Portfolio	$ 6,515,660	$ 6,086,960
Servicing fees	$ 2,200,615	$ 2,037,301
Operating expenses	$ 55,200	$ 44,360

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2007, December 31, 2006 and September 30, 2006 and its operations for the nine months ended September 30, 2007, for the year ended December 31, 2006 and for the nine months ended September 30, 2006 follows:

	September 30, 2007	December 31, 2006	September 30, 2006

Investments, at value	$ 21,089,856,678	$ 20,355,992,040	$ 19,439,239,888
Other assets	64,757,475	39,293,430	78,906,482

Total assets	$ 21,154,614,153	$ 20,395,285,470	$ 19,518,146,370

Collateral for securities loaned	$ 105,441,176	$ -	$ 73,528,000
Management fee payable	7,336,097	7,278,009	6,899,225
Other liabilities	1,274,011	715,214	766,434

Total liabilities	$ 114,051,284	$ 7,993,223	$ 81,193,659

Net assets	$ 21,040,562,869	$ 20,387,292,247	$ 19,436,952,711

Dividends and interest	$ 308,715,231	$ 355,816,931	$ 265,160,702

Investment adviser fee	$ 65,949,169	$ 83,323,602	$ 61,773,044
Other expenses	2,258,631	2,966,211	2,291,366
Total expense reductions	(90)	(99)	(99)

Net expenses	$ 68,207,710	$ 86,289,714	$ 64,064,311

                                                                                                   13

	September 30, 2007	December 31, 2006	September 30, 2006

Net investment income	$ 240,507,521	$ 269,527,217	$ 201,096,391
Net realized gain from investment
transactions and foreign currency
transactions	757,855,638	644,738,498	511,100,262
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	594,377,082	1,577,971,043	697,368,140

Net increase in net assets from
operations	$ 1,592,740,241	$ 2,492,236,758	$ 1,409,564,793

5 Investments in Real Estate Joint Ventures

At September 30, 2007 and December 31, 2006, Belrose Realty held investments in two real estate joint ventures (Real Estate Joint Ventures), Deerfield Property Trust (Deerfield) and Katahdin Property Trust, LLC (Katahdin). Belrose Realty held a majority economic interest of 86.4% and 83.9% in Deerfield and 70.3% and 70.4% in Katahdin as of September 30, 2007 and December 31, 2006, respectively. Deerfield owns industrial distribution properties and Katahdin owns multifamily properties. Condensed summary financial data of the Real Estate Joint Ventures is presented below.

	September 30, 2007	December 31, 2006

Assets:
Investment in real estate	$ 426,340,610	$ 425,726,033
Other assets	11,138,338	9,606,679

Total assets	$ 437,478,948	$ 435,332,712

Liabilities and Shareholders’ Equity:
Mortgage notes payable(1)	$ 243,246,020	$ 244,470,903
Other liabilities	6,582,634	6,656,555

Total liabilities	$ 249,828,654	$ 251,127,458

Shareholders’ equity	$ 187,650,294	$ 184,205,254

Total liabilities and shareholders’ equity	$ 437,478,948	$ 435,332,712

(1)	The estimated fair value of the mortgage notes payable is approximately $248,500,000 and $251,000,000 as of September 30, 2007 and December 31, 2006, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and current prevailing interest rates.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Revenues	$ 10,658,255	$ 10,370,797	$ 31,730,385	$ 31,290,559
Expenses	8,284,707	8,923,098	24,828,851	25,647,984

Net investment income
before realized and
unrealized gain (loss)	$ 2,373,548	$ 1,447,699	$ 6,901,534	$ 5,642,575
Realized gain (loss)	-	2,710,162	(50,771)	2,715,017
Change in net unrealized
appreciation (depreciation)	(11,908,074)	(2,725,891)	(2,628,233)	16,988,762

Net increase (decrease) in
net assets from operations	$ (9,534,526)	$ 1,431,970	$ 4,222,530	$ 25,346,354

6 Interest Rate Swap Agreements

Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belrose Capital’s net asset value. Under such agreements, Belrose Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at September 30, 2007 and December 31, 2006 are listed below.

	Notional			Initial
	Amount			Optional	Final	Unrealized Appreciation at
Effective	(000’s	Fixed	Floating	Termination Termination		September 30, December 31,
Date	omitted)	Rate	Rate	Date	Date	2007	2006

10/03	$ 31,588	4.180%	LIBOR + 0.30%	7/09	6/10	$ 631,587	$ 1,160,202
10/03	37,943	4.160%	LIBOR + 0.30%	11/09	6/10	744,838	1,396,074
10/03	83,307	4.045%	LIBOR + 0.30%	-	6/10	1,763,748	3,291,836
06/04	40,000	4.875%	3 mo. LIBOR + 0.00%	-	6/12	(63,060)	438,846

						$ 3,077,113	$ 6,286,958

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

B Credit Facility –On January 18, 2007, Belrose Capital amended its credit arrangement with Merrill Lynch Mortgage Capital, Inc. to decrease the amount of the revolving loan facility by $45,000,000 to an aggregate amount available for borrowing of $197,000,000. On May 9, 2007, Belrose Capital further amended this credit arrangement to decrease the amount of the revolving loan facility by an additional $25,000,000 to an aggregate amount available for borrowing of $172,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. As of September 30, 2007, outstanding borrowings under this credit arrangement totaled $144,000,000.

There were no changes to the terms of Belrose Capital’s credit arrangement with Dresdner Kleinwort Holdings I, Inc. during the nine months ended September 30, 2007. As of September 30, 2007, outstanding borrowings under this credit arrangement totaled $266,500,000.

8 Segment Information

Belrose Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belrose Capital invests in real estate assets through its subsidiary, Belrose Realty. Belrose Realty invests directly and indirectly in Partnership Preference Units, Real Estate Joint Ventures (Note 5) and Wholly Owned Properties through its subsidiaries, Bel Larimer and Bel Marlborough. The Fund’s investment income from real estate assets primarily consists of rental income from Wholly Owned Property, distribution income from Partnership Preference Units and net investment income from Real Estate Joint Ventures.

Belrose Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation).

The Fund’s Credit Facility borrowings and related interest expense are centrally managed by the Fund. A portion of the Credit Facility borrowings and related interest expense have been approximated and allocated to the real estate segment for presentation purposes herein. Credit Facility borrowings allocated to the real estate segment primarily represent estimated net amounts borrowed to purchase the Fund’s interest in real estate investments. The Fund’s interest rate swap agreement balances are presented as part of the real estate segment for presentation purposes herein. The accounting policies of the reportable segments are the same as those for Belrose Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Investment income
The Portfolio*	$ 6,575,183	$ 5,838,866	$ 20,555,784	$ 17,022,449
Real Estate	7,448,636	5,086,070	21,135,650	15,551,497
Unallocated	69,458	445,676	199,326	770,145

Total investment income	$ 14,093,277	$ 11,370,612	$ 41,890,760	$ 33,344,091

Net increase (decrease) in
net assets from operations
The Portfolio*	$ 32,593,151	$ 80,608,072	$147,487,172	$130,619,980
Real Estate	(14,038,776)	3,541,521	(4,166,240)	13,111,925
Unallocated(1)	(2,655,995)	(1,481,762)	(7,765,836)	(5,178,327)

Net increase in net assets
from operations	$ 15,898,380	$ 82,667,831	$135,555,096	$138,553,578

	September 30, 2007	December 31, 2006

Net assets
The Portfolio*	$1,983,746,943	$ 1,934,444,234
Real Estate	46,075,440	51,020,601
Unallocated(2)	(115,913,157)	(86,017,690)

Net Assets	$1,913,909,226	$ 1,899,447,145

* Belrose Capital invests indirectly in the Portfolio through Belvedere Company.

(1) Unallocated amounts pertain to the overall operation of Belrose Capital and do not pertain to either segment. Included in this amount are distribution and servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Distribution and servicing fees	$ 928,346	$ 872,206	$ 2,794,438	$ 2,611,971
Credit Facility interest expense	$ 1,691,292	$ 968,970	$ 4,891,390	$ 3,099,643

(2)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of September 30, 2007 and December 31, 2006, such borrowings totaled approximately $119,771,000 and $90,593,000, respectively. Unallocated assets represent direct cash and short-term investments held by the Fund, including the Fund’s investment in Cash Management Portfolio. As of September 30, 2007 and December 31, 2006, such amounts totaled $4,811,950 and $5,529,094, respectively.

9 Restatement

In prior years’ condensed consolidated financial statements, Belrose Capital had consolidated Real Estate Joint Ventures in which Belrose Realty held a majority economic interest. After the issuance of the September 30, 2006 condensed consolidated financial statements, but prior to the issuance of its December 31, 2006 financial statements, Belrose Capital determined that such investments should not have been consolidated because Belrose Realty did not have voting rights sufficient to control significant decisions relating to the Real Estate Joint Ventures without the consent of the Real Estate Joint Venture partners and therefore the Real Estate Joint Venture investments should have been accounted for using the equity method. Accordingly, the Fund has restated its interim condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and condensed consolidated statement of cash flows for the nine months ended September 30, 2006 to conform to the accounting treatment used at December 31, 2006.

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

Additionally, certain amounts in the September 30, 2006 condensed consolidated financial statements were also restated due to the correction of the allocation of realized gain (loss) from Belvedere Company. This change resulted in a decrease to net realized gain (loss) and an increase in the net change in unrealized appreciation (depreciation) within the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and condensed consolidated statement of cash flows for the nine months ended September 30, 2006.

The restatement of September 30, 2006 balances has had no effect on the Fund’s previously stated net asset value per share, net assets, net investment income, net increase in net assets from operations or total return. Amounts restated in the Fund’s previously reported consolidated financial statements for the three and nine months ended September 30, 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006

Condensed Consolidated Statements	Previously		Previously
of Operations (Unaudited)	Reported	Restated	Reported	Restated

Rental income	$ 10,532,608	$ 372,549	$ 31,238,413	$ 372,549
Net investment income from Real
Estate Joint Ventures	—	1,653,380	—	5,329,790
Interest	656,414	445,676	1,194,840	770,145
Total investment income	$ 20,088,029	$ 11,370,612	$ 59,304,860	$ 33,344,091
Property management and
administrative fees	$ 463,047	$ —	$ 1,376,994	$ —
Interest expense on mortgage notes	4,116,937	102,460	12,000,294	102,460
Property and maintenance expenses	2,322,183	116,589	6,336,011	116,589
Property taxes and insurance	1,741,173	—	4,797,696	—
Miscellaneous	201,422	189,882	815,978	529,144
Total expenses	$ 17,157,840	$ 8,722,009	$ 48,247,072	$ 23,668,292
Net expenses	$ 16,715,628	$ 8,279,797	$ 46,916,137	$ 22,337,357
Net investment income before
minority interests in net income of
controlled subsidiary	$ 3,372,401	$ 3,090,815	$ 12,388,723	$ 11,006,734
Minority interests in net income of
controlled subsidiary	(281,586)	—	(1,381,989)	—
Net realized gain (loss)
Investment transactions and foreign
currency transactions allocated from
Belvedere Company (identified cost
basis)	$ 4,870,624	$ 7,996,319	$ 47,806,319	$ 47,092,616
Net realized gain	$ 6,776,812	$ 9,902,507	$ 50,195,917	$ 49,482,214
Change in unrealized appreciation
(depreciation)
Investments and foreign currency
allocated from Belvedere Company
(identified cost basis)	$ 70,303,504	$ 67,177,809	$ 66,954,992	$ 67,668,695
Investments in other real estate	816,274	—	14,342,525	—
Investments in Real Estate Joint
Ventures	—	1,045,314	—	14,571,565
Investment in Wholly Owned Property	—	(229,040)	—	(229,040)
Net change in unrealized
appreciation (depreciation)	$ 72,800,204	$ 69,674,509	$ 77,350,927	$ 78,064,630

                                                                                              18

	Nine Months Ended
	September 30, 2006

	Previously
Condensed Consolidated Statement of Cash Flows (Unaudited)	Reported	Restated

Net investment income from Real Estate Joint Ventures	$ —	$ (5,329,790)
Distributions of earnings from Real Estate Joint Ventures	—	2,906,506
Advances to Real Estate Joint Venture	—	(33,162,591)
Repayments of advances to Real Estate Joint Venture	—	86,793,457
Interest received from advances to Real Estate Joint Venture	—	1,265,505
(Increase) decrease in escrow deposits	27,412,309	(79,463)
Increase in other assets	2,716,658	2,439,599
Increase (decrease) in security deposits, accrued interest and
accrued other expenses and liabilities	(136,814)	329,919
Increase in accrued property taxes	997,464	—
Proceeds from sale of other real estate	23,365,198	—
Improvements to rental property	(3,494,300)	—
Payments for investments in other real estate	(102,548,017)	—
Purchases of investment in Wholly Owned Property	—	(73,078,196)
Minority interests in net income of controlled subsidiaries	1,381,989	—
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	(50,195,917)	(49,482,214)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(77,350,927)	(78,064,630)
Net cash flows used in operating activities	$ (47,298,513)	$ (14,908,054)
Proceeds from mortgage notes	$ 6,538,000	$ —
Repayments of mortgage notes	(599,934)	(79,620)
Proceeds from notes payable to minority shareholder	11,054,197	—
Repayment of notes payable to minority shareholder	(28,931,152)	—
Net cash flows provided by financing activities	$ 3,127,021	$ 14,986,290
Net increase (decrease) in cash	$ (44,171,492)	$ 78,236
Cash at beginning of period	$ 51,271,803	$ 1,738,271
Cash at end of period	$ 7,100,311	$ 1,816,507
Supplemental Disclosure and Non-cash Operating and
Financing Activities
Interest paid on mortgage notes	$ 11,855,342	$ 99,772

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

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1 above. The MD&A gives effect to the restatement for the three and nine months ended September 30, 2006 as discussed in Note 9 to the condensed consolidated financial statements.

MD&A for the Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006.

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

The Fund’s total return was 0.86% for the quarter ended September 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $128.47 to $129.57 during the period. The total return of the S&P 500 Index was 2.03% over the same period. Last year, the Fund had a total return of 4.72% for the quarter ended September 30, 2006. This return reflected an increase in the Fund’s net asset value per share from $110.47 to $115.68 during the period. The S&P 500 Index had a total return of 5.66% over the same period.

Performance of the Portfolio. For the quarter ended September 30, 2007, the Portfolio had a total return of 1.72%, lagging the S&P 500 Index total return of 2.03% over the same period. Equity market volatility increased to its highest level in nearly four years as a sub-prime mortgage contraction led to a freezing of the credit markets. The domestic housing crisis coupled with rising food and commodity inflation caused additional uneasiness as investors feared both a slowing economy and rising inflation. The Federal Reserve lowered the discount rate in mid-August then lowered the federal funds rate 50 basis points in September. These actions provided a boost to the equity markets, and the broad market, represented by the S&P 500 Index, rebounded to finish the quarter with a modest gain. On average during the course of the quarter ended September 30, 2007, large capitalization stocks generally outperformed small- and mid-capitalization stocks and growth style investments remained ahead of their value counterparts.

During the third quarter of 2007, energy, information technology and industrial were the best performing sectors of the S&P 500 Index, while financial and consumer discretionary stocks underperformed the S&P 500 Index. The market leading industries of the third quarter included energy equipment and services, construction and engineering, communications

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

equipment and household products. In contrast, the construction materials, building products, thrift and mortgage finance, real estate management and development, automobiles and household durables industries realized weaker returns.

The Portfolio remained overweight in the industrials and consumer staples sectors while continuing to underweight the technology, materials, utilities and telecommunications sectors during the period. The Portfolio’s relatively weaker performance versus the S&P 500 Index during the quarter was primarily the result of sub-par investment selections within the materials and information technology sectors. Coupled with underweight allocations, weaker stock picks within chemicals as well as the computers and peripherals industries detracted from results. Furthermore, the Portfolio’s underweight of the market-leading energy sector and slight overweight allocation to commercial banks also hindered performance. In contrast, the Portfolio gained from strong selections within the consumer staples and industrials sectors. The Portfolio’s emphasis of better performing machinery, household products and beverage stocks contributed to performance during the period.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belrose Realty Corporation (Belrose Realty). As of September 30, 2007, real estate investments included: two real estate joint ventures (Real Estate Joint Ventures), Deerfield Property Trust (Deerfield) and Katahdin Property Trust, LLC (Katahdin) that are majority owned by Belrose Realty; two wholly owned real properties (Wholly Owned Properties), Bel Marlborough Campus, LLC (Bel Marlborough) and Bel Larimer, LLC (Bel Larimer); and a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Deerfield owns industrial distribution properties, Katahdin owns multifamily properties, Bel Marlborough owns an office campus and Bel Larimer owns a retail property.

On May 11, 2007, Belrose Realty acquired Bel Larimer for approximately $33.5 million with proceeds from the Fund’s Credit Facility. On June 19, 2007, Bel Larimer obtained mortgage financing secured by its property of approximately $25.5 million, the proceeds from which were used to pay down the Fund’s Credit Facility.

During the quarter ended September 30, 2007, Belrose Realty acquired interests in additional Partnership Preference Units for approximately $25.0 million and sold interests in certain Partnership Preference Units for approximately $12.8 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management)), recognizing a nominal loss on the sale transactions. During the quarter ended September 30, 2006, Belrose Realty sold interests in certain Partnership Preference Units for approximately $19.8 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a loss of approximately $0.6 million on the sales transactions.

During the quarter ended September 30, 2007, the Fund’s net investment income from real estate investments was approximately $5.1 million compared to approximately $4.9 million for the quarter ended September 30, 2006, an increase of $0.2 million or 4%. The increase in net investment income was principally due to a modest increase in the net investment income related to the Real Estate Joint Ventures and the acquisitions of Bel Marlborough in September 2006 and Bel Larimer in May 2007, partially offset by lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the quarter. During the quarter ended September 30, 2006, the Fund’s net investment income from real estate investments increased due to higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the quarter, partially offset by the loss of net investment income related to the sale of a Real Estate Joint Venture in the second half of 2005.

During the quarter ended September 30, 2007, the Fund saw net unrealized depreciation of the estimated fair value of its real estate investments of approximately $10.2 million compared to net unrealized appreciation of approximately $7.0 million during the quarter ended September 30, 2006. Net unrealized depreciation of approximately $10.2 million consisted primarily of approximately $6.6 million of net unrealized depreciation in the value of Real Estate Joint Venture investments and approximately $3.6 million of net unrealized depreciation in the value of the Partnership Preference Units.

The Fund’s investments in real properties achieved modest returns during the quarter, benefiting from earnings in the expected range and capitalization rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units decreased during the quarter due to widening credit spreads partially offset by a decline in interest rates during the quarter ended September 30, 2007.

Performance of Interest Rate Swap Agreements. For the quarter ended September 30, 2007, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $3.6 million, compared to net realized and unrealized losses of $3.8 million for the quarter ended September 30, 2006. Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2007 consisted of $4.3 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $0.7 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2006 consisted of $4.5 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $0.7 million of periodic net payments received pursuant to outstanding swap agreements. The negative contribution to Fund performance from changes in swap agreement valuations for the quarters ended September 30, 2007 and September 30, 2006 were attributable to decreases in swap rates during the period.

MD&A for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006.

Performance of the Fund. The Fund’s total return was 7.35% for the nine months ended September 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $122.62 to $129.57 and a distribution of $1.93 per share during the period. The S&P 500 Index had a total return of 9.12% over the same period. Last year, the Fund had a total return of 8.08% for the nine months ended September 30, 2006. This return reflected an increase in the Fund’s net asset value per share from $108.30 to $115.68 and a distribution of $1.28 per share during the period. The S&P 500 Index had a total return of 8.52% over the same period.

Performance of the Portfolio. The Portfolio’s total return was 7.96% for the nine months ended September 30, 2007, underperforming the S&P 500 Index return of 9.12% . The U.S. equity markets posted strong returns during the first nine months of 2007, despite an increase in volatility to its highest level in nearly four years. Earnings growth during the period proved better than expected and merger and buyout activity continued at a robust clip, fueling the equity markets. Late in the summer, however, a sub-prime mortgage contraction led to a freezing of the credit markets, weighing on equities. The domestic housing crisis, coupled with rising food and commodity inflation, caused additional concern as investors feared both a slowing economy and rising inflation. The Federal Reserve addressed these issues by lowering the discount rate in mid-August then lowering the federal funds rate by 50 basis points in September. These actions provided a boost to equities, and the broad market, represented by the S&P 500 Index, rebounded to finish the third quarter with a gain. On average during the course of the period, large capitalization stocks generally outperformed small- and mid-capitalization stocks and growth style investments remained ahead of their value counterparts.

Despite increased volatility, eight out of ten economic sectors in the S&P 500 Index posted positive returns. Energy, materials and telecommunications were the top-performing sectors, while the financials and consumer discretionary sectors realized weaker returns. Index-leading industries of the first nine months of 2007 included internet and catalog retailers, construction and engineering, energy equipment and services, auto components, and machinery. Industries making negative contributions to the S&P 500 Index returns included commercial services, household durables, real estate management and development, thrifts and mortgage finance, and specialty retailers.

The Portfolio remained overweight in the industrials, financials, consumer staples and discretionary sectors, while continuing to underweight the technology, materials, telecommunications and utilities sectors. Stock selection and allocation decisions within the energy, information technology, and materials sectors were the primary contributors to the Portfolio's underperformance versus the S&P 500 Index during the period. Relatively weaker investment choices within the computers and peripherals sectors accounted for most of the performance shortfall. Although the Portfolio remained overweight in the market-leading energy sector, its relative underweight allocation in the energy equipment and services industry hurt returns. Within the materials sector, an underweight position in the metals and mining industry and sub-par stock selection in chemicals also detracted from performance. Additionally, selections within the biotechnology industry were disappointing.

In contrast, the Portfolio gained from relatively stronger investment selections within consumer staples and financials sectors. An emphasis in the strong-performing machinery industry within industrials also contributed positively to performance. The Portfolio also benefited from relatively better selections in the pharmaceuticals and communications equipment sectors.

Performance of Real Estate Investments. During the nine months ended September 30, 2007, Belrose Realty acquired interests in additional Partnership Preference Units for approximately $25.0 million and sold interests in certain Partnership Preference Units for approximately $13.1 million (including sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a nominal loss on the sales transactions. During the nine months ended September 30, 2006, Belrose Realty acquired interests in additional Partnership Preference Units for approximately

$20.2 million and sold interests in certain Partnership Preference Units for approximately $27.8 million (including acquisitions from and sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net loss of approximately $0.9 million on the sales transactions.

During the nine months ended September 30, 2007, the Fund’s net investment income from real estate investments was approximately $14.5 million compared to approximately $15.3 million for the nine months ended September 30, 2006, a decrease of $0.8 million or 5%. The decrease was principally due to lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the period, partially offset by the net investment income related to the acquisitions of Bel Marlborough in September 2006 and Bel Larimer in May 2007. During the nine months ended September 30, 2006, the Fund’s net investment income from real estate investments increased due to higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the period, partially offset by the loss of net investment income related to the sale of a Real Estate Joint Venture in the second half of 2005.

The estimated fair value of the Fund’s real estate investments was approximately $419.8 million at September 30, 2007 compared to approximately $372.6 million at December 31, 2006, a net increase of $47.2 million or 13%. This net increase was principally due to the acquisition of Bel Larimer, modest increases in the estimated fair value of Belrose Realty’s investments in the Real Estate Joint Ventures and more Partnership Preference Units held at the end of the period, partially offset by a decline in the estimated fair value of Partnership Preference Units. The Fund’s investment in real properties achieved modest returns, benefiting from earnings in the expected range and capitalization rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units decreased from December 31, 2006 due to a widening of credit spreads, while interest rates remained flat compared to December 31, 2006.

During the nine months ended September 30, 2007, the Fund saw net unrealized depreciation of the estimated fair value of its real estate investments of approximately $2.1 million compared to net unrealized appreciation of approximately $10.0 million during the nine months ended September 30, 2006. Net unrealized depreciation of approximately $2.1 million consisted primarily of approximately $5.4 million of net unrealized depreciation in the value of the Partnership Preference Units, partially offset by approximately $2.8 million of net unrealized appreciation in the value of Bel Marlborough and $0.5 million of net unrealized appreciation in the value of Real Estate Joint Venture investments.

Performance of Interest Rate Swap Agreements. For the nine months ended September 30, 2007, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $1.3 million, compared to net realized and unrealized gains of $1.7 million for the nine months ended September 30, 2006. Net realized and unrealized losses on swap agreements for the nine months ended September 30, 2007 consisted of $3.2 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $1.9 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). Net realized and unrealized gains on swap agreements for the nine months ended September 30, 2006 consisted of $1.4 million of periodic net payments received pursuant to outstanding swap agreements and $0.3 million of net unrealized gains due to changes in swap agreement valuations. The negative contribution to Fund performance from changes in swap agreement valuations for the nine months ended September 30, 2007 was attributable to a decrease in the remaining term of the swap agreements. The positive contribution to Fund performance from changes in swap agreement valuations for the nine months ended September 30, 2006 was attributable to modestly higher swap rates resulting in a small positive impact to the Fund.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future.

As of September 30, 2007, the Fund had outstanding borrowings of $410.5 million and unused loan commitments of $28.0 million under the Credit Facility. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder.

On October 10, 2007, the Fund amended the DKH credit arrangement to increase the amount of borrowings by $105.0 million to an aggregate amount of outstanding borrowings of $371.5 million.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month and three-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2007, the accumulated unrealized appreciationrelated to the interest rate swap agreements was approximately $3.1 million. As of December 31, 2006, the accumulated unrealized appreciationrelated to the interest rate swap agreements was approximately $6.3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate secured mortgage debt obligations of Bel Marlborough and Bel Larimer. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on one-month and three-month LIBOR. The Fund has entered into interestrate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month and three-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 6 and 7 to the Fund’s unaudited condensed consolidated financial statementsin Item 1 above.

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended September 30,*

								Estimated
								Fair Value
								as of
								September 30,
	2008	2009	2010	2011	2012	Thereafter	Total	2007

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages	$978,293	$1,040,370	$1,096,649	$1,155,972	$1,209,995	$81,705,939	$87,187,218	$ 83,400,000
Average interest rate	5.21%	5.21%	5.21%	5.21%	5.21%	5.46%	5.45%

Variable-rate Credit
Facility			$410,500,000				$410,500,000	$410,500,000
Average interest rate			5.45%				5.45%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable
interest rate
swap agreements			$152,838,000		$40,000,000		$192,838,000	$3,077,113
Average pay rate			4.10%		4.88%		4.26%

								Estimated
								Fair Value
								as of
								September 30,
	2008	2009	2010	2011	2012	Thereafter	Total	2007

Average receive rate			5.42%		5.23%		5.38%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Colonial Realty Limited
Partnership, 7.25% Series
B Cumulative
Redeemable Perpetual
Preferred Units,
Callable 8/24/09,
Current Yield: 7.97%		$19,419,240					$19,419,240	$18,204,000

Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units,
Callable 12/31/09,
Current Yield: 8.13%			$26,643,900				$26,643,900	$25,432,155

Liberty Property Limited
Partnership, 7.40% Series
H Cumulative
Redeemable Preferred
Units,
Callable 8/21/12,
Current Yield: 7.77%					$25,000,000		$25,000,000	$23,810,000

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 8.48%			$25,186,560				$25,186,560	$23,760,000

PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 7.46%			$7,189,950				$7,189,950	$6,435,000

Vornado Realty L.P.,
6.75% Series
D-14 Cumulative
Redeemable Preferred
Units,
Callable 9/9/10,
Current Yield: 7.35%(1)			$8,831,389				$8,831,389	$9,181,388

*	The amounts listed reflect the Fund’s positions as of September 30, 2007. The Fund’s current positions may differ.

                                                                                                  25

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2006in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption (except for shares subject to an estate freeze election). During each month in the quarter ended September 30, 2007, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

July 31, 2007	68,035.310	$131.14

August 31, 2007	116,409.156	$123.65

September 30, 2007	63,070.976	$129.78

Total	247,515.442	$128.40

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarterended September 30, 2007.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)       The following is a list of all exhibits filed as part of this Form 10-Q:

4.1(f)	Amendment No. 6 dated October 10, 2007 to the Loan and Security Agreement between Belrose Capital
Fund LLC and Dresdner Kleinwort Holdings, Inc.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

	31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b)	Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on November 9, 2007.

BELROSE CAPITAL FUND LLC

/s/ Andrew C. Frenette
Andrew C. Frenette
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                                      EXHIBIT INDEX

4.1(f)	Amendment No. 6 dated October 10, 2007 to the Loan and Security Agreement between Belrose Capital Fund LLC and Dresdner Kleinwort Holdings, Inc.
31.1	Certification Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002

                                                                                                   30