Form 10-Q
period 2008-03-31
BELROSE CAPITAL FUND LLC
filed 2008-05-09
CIK 1170304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act)
For the quarterly period ended March 31, 2008
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Act
For the transition period from __ to ___
Commission File Number 000-50258

Belrose Capital Fund LLC (Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3613468
(State of Organization)	(I.R.S. Employer Identification No.)

The Eaton Vance Building
255 State Street
Boston, Massachusetts	02109
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	617-482-8260

None (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X    No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
(See definition of “large accelerated filer,” “accelerated filer” “and “smaller reporting company” in Rule 12b-2 of the Act).
Large Accelerated Filer  X    Accelerated Filer __   Non-Accelerated Filer __    Smaller Reporting Company __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes __ No X

		Belrose Capital Fund LLC
		Index to Form 10-Q
PART I.		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements (Unaudited).	3
		Condensed Consolidated Statements of Assets and Liabilities as of
		March 31, 2008 and December 31, 2007	3
		Condensed Consolidated Statements of Operations for the
		Three Months Ended March 31, 2008 and 2007	4
		Condensed Consolidated Statements of Changes in Net Assets for the
		Three Months Ended March 31, 2008 and the
		Year Ended December 31, 2007	6
		Condensed Consolidated Statements of Cash Flows for the
		Three Months Ended March 31, 2008 and 2007	7
		Financial Highlights for the Three Months Ended March 31, 2008 and the
		Year Ended December 31, 2007	9
		Notes to Condensed Consolidated Financial Statements as of March 31, 2008	10
Item	2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations (MD&A).	17
Item	3.	Quantitative and Qualitative Disclosures About Market Risk.	19
Item	4.	Controls and Procedures.	21
PART II.		OTHER INFORMATION
Item	1.	Legal Proceedings.	22
Item	1A.	Risk Factors.	22
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22
Item	3.	Defaults Upon Senior Securities.	22
Item	4.	Submission of Matters to a Vote of Security Holders.	22
Item	5.	Other Information.	22
Item	6.	Exhibits.	22
SIGNATURES			24
EXHIBIT INDEX			25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31, 2008	December 31, 2007

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$1,692,308,983	$1,899,517,238
Investment in Partnership Preference Units	94,822,482	102,927,277
Investment in Real Estate Joint Ventures	148,512,028	148,952,820
Investment in Wholly Owned Properties	167,717,676	167,650,000
Affiliated investment	1,256,033	740,854

Total investments	$2,104,617,202	$2,319,788,189
Cash	4,211,917	6,847,717
Distributions and interest receivable	462,584	362,605
Interest receivable from affiliated investment	3,573	12,491
Swap interest receivable	-	27,849
Other assets	1,436,694	1,430,520

Total assets	$2,110,731,970	$2,328,469,371

Liabilities:
Loan payable – Credit Facility	$419,500,000	$417,500,000
Mortgage notes payable	86,704,582	86,951,932
Payable for Fund Shares redeemed	1,000,000	-
Open interest rate swap agreements, at value	6,670,526	1,026,870
Payable to affiliate for investment advisory and administrative fees	405,883	429,781
Payable to affiliate for distribution and servicing fees	377,016	594,811
Other accrued expenses:
Swap interest expense	576,601	-
Interest expense	412,214	440,944
Other expenses and liabilities	1,399,231	1,355,223

Total liabilities	$517,046,053	$508,299,561

Net assets	$1,593,685,917	$1,820,169,810

Shareholders’ capital	$1,593,685,917	$1,820,169,810

Shares outstanding (unlimited number of shares authorized)	14,363,261	14,573,940

Net asset value and redemption price per share	$110.96	$124.89

                                                                 See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended

	March 31, 2008	March 31, 2007

Investment Income:
Dividends allocated from Belvedere Company (net of foreign taxes,
$33,959 and $26,791, respectively)	$8,486,184	$9,201,900
Interest allocated from Belvedere Company	98,042	48,632
Security lending income allocated
from Belvedere Company, net	33,295	8,420
Expenses allocated from Belvedere Company	(2,625,100)	(2,887,627)

Net investment income allocated from
Belvedere Company	$5,992,421	$6,371,325
Rental income from Wholly Owned Properties	4,053,891	3,276,437
Distributions from Partnership Preference Units	1,965,703	1,749,297
Net investment income from Real Estate Joint Ventures	1,272,247	1,713,422
Interest	1,051	1,432
Interest allocated from affiliated investment	33,776	66,976
Expenses allocated from affiliated investment	(3,860)	(6,251)

Total investment income	$13,315,229	$13,172,638

Expenses:
Investment advisory and administrative fees	$1,639,225	$1,698,162
Distribution and servicing fees	788,140	920,417
Interest expense on Credit Facility	4,193,972	5,309,208
Interest expense on mortgage notes	1,222,860	833,317
Expenses of Wholly Owned Properties	1,370,518	1,407,972
Custodian and transfer agent fee	27,691	24,340
Miscellaneous	275,694	176,759

Total expenses	$9,518,100	$10,370,175
Deduct –
Reduction of investment advisory
and administrative fees	412,361	473,150

Net expenses	$9,105,739	$9,897,025

Net investment income	$4,209,490	$3,275,613

                                                   See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Continued) (Unaudited)

	Three Months Ended

	March 31, 2008	March 31, 2007

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions in Belvedere Company
(investments and foreign currency) (identified cost basis)(1)	$1,719,989	$15,818,224
Investment transactions in Partnership
Preference Units (identified cost basis)	1,366	8,678
Investment transactions in Real Estate Joint Ventures	-	(38,531)
Interest rate swap agreements(2)	(391,009)	626,562

Net realized gain	$1,330,346	$16,414,933

Change in unrealized appreciation (depreciation) –
Investments in Belvedere Company
(investments and foreign currency) (identified cost basis)	$(167,624,414)	$(19,834,227)
Investments in Partnership Preference Units
(identified cost basis)	(7,938,560)	355,058
Investments in Real Estate Joint Ventures	(455,975)	2,008,099
Investments in Wholly Owned Properties	-	2,804,710
Interest rate swap agreements	(5,673,469)	(1,239,273)

Net change in unrealized appreciation (depreciation)	$(181,692,418)	$(15,905,633)

Net realized and unrealized gain (loss)	$(180,362,072)	$509,300

Net increase (decrease) in net assets from operations	$(176,152,582)	$3,784,913

(1)	Amounts include net realized gain from redemptions in-kind of $6,460,509 and $14,929,978, respectively.

(2)	Amounts represent net interest earned (incurred) in connection with interest rate swap agreements (Note 7).

                                            See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Three Months Ended	Year Ended
	March 31, 2008	December 31, 2007

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$4,209,490	$13,144,917
Net realized gain from investment transactions,
foreign currency transactions and interest
rate swap agreements	1,330,346	76,813,580
Net change in unrealized appreciation (depreciation) of
investments, foreign currency and interest
rate swap agreements	(181,692,418)	(23,393,716)

Net increase (decrease) in net assets from operations	$(176,152,582)	$66,564,781

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$9,004,634	$11,132,632
Net asset value of Fund Shares redeemed	(33,149,462)	(127,098,588)

Net decrease in net assets from Fund Share transactions	$(24,144,828)	$(115,965,956)

Distributions –
Distributions to Shareholders	$(26,186,483)	$(29,876,160)

Total distributions	$(26,186,483)	$(29,876,160)

Net decrease in net assets	$(226,483,893)	$(79,277,335)

Net assets:
At beginning of period	$1,820,169,810	$1,899,447,145

At end of period	$1,593,685,917	$1,820,169,810

                                   See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended

Increase (Decrease) in Cash:	March 31, 2008	March 31, 2007

Cash Flows From Operating Activities –
Net increase (decrease) in net assets from operations	$(176,152,582)	$3,784,913
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows provided by (used in) operating activities –
Net investment income allocated from Belvedere Company	(5,992,421)	(6,371,325)
Net investment income from Real Estate Joint Ventures	(1,272,247)	(1,713,422)
Capital contributions to Real Estate Joint Venture	-	(1,200,000)
Distributions of earnings from Real Estate Joint Ventures	1,257,064	1,136,280
Interest received from advances to Real Estate Joint Venture	-	64,902
Increase in affiliated investment	(515,179)	(4,681,292)
(Increase) decrease in distributions and interest receivable	(99,979)	30
(Increase) decrease in interest receivable from affiliated investment	8,918	(14,574)
Decrease in interest receivable for open swap agreements	49,202	40,454
Increase in other assets	(6,174)	(65,002)
Decrease in payable to affiliate for investment advisory and administrative fees	(23,898)	(388)
Decrease in payable to affiliate for distribution and servicing fees	(217,795)	(11,724)
Increase in interest payable for open swap agreements	576,601	446,708
Increase (decrease) in accrued interest and other accrued expenses and liabilities	15,278	(636,031)
Increases in Partnership Preference Units	-	(4,581)
Decreases in Partnership Preference Units	167,601	168,750
Improvements to Wholly Owned Property	(67,676)	(16,767)
Decrease in investment in Belvedere Company	16,000,000	-
Payment for interest rate swap agreement	(51,166)	-
Net interest earned (incurred) on interest rate swap agreements	(391,009)	626,562
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	(1,330,346)	(16,414,933)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	181,692,418	15,905,633

Net cash flows provided by (used in) operating activities	$13,646,610	$(8,955,807)

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$2,000,000	$58,000,000
Repayments of Credit Facility	-	(31,000,000)
Repayments of mortgage note	(247,350)	(243,856)
Payments for Fund Shares redeemed	(853,211)	(1,202,583)
Distributions paid to Shareholders	(17,181,849)	(18,743,528)

Net cash flows provided by (used in) financing activities	$(16,282,410)	$6,810,033

Net decrease in cash	$(2,635,800)	$(2,145,774)

Cash at beginning of period	$6,847,717	$5,356,436

Cash at end of period	$4,211,917	$3,210,662

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Continued) (Unaudited)

	Three Months Ended

	March 31, 2008	March 31, 2007

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$4,222,702	$5,199,032
Interest paid on mortgage notes	$1,196,517	$811,327
Interest received on swap agreements, net	$(234,794)	$(1,113,724)
Reinvestment of distributions paid to Shareholders	$9,004,634	$11,132,632
Market value of securities distributed in payment of
redemptions	$31,296,251	$14,607,254
Swap interest receivable assumed in conjunction with
the purchase of the interest rate swap agreement	$21,353	$-

                                                          See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Financial Highlights (Unaudited)

	Three Months Ended		Year Ended
	March 31, 2008		December 31, 2007

Net asset value – Beginning of period	$124.890		$122.620

Income (loss) from operations

Net investment income(1)	$0.290		$0.872
Net realized and unrealized gain (loss)	(12.410)		3.328

Total income (loss) from operations	$(12.120)		$4.200

Distributions

Distributions to Shareholders	$(1.810)		$(1.930)

Total distributions	$(1.810)		$(1.930)

Net asset value – End of period	$110.960		$124.890

Total Return(2)	(9.74)%	(3)	3.47%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	1.17%	(9)	1.12%
Interest and other borrowing costs(4)(6)	1.03%	(9)	1.18%
Expenses of Wholly Owned Properties(7)	0.67%	(9)	0.50%

Total expenses	2.87%	(9)	2.80%
Net investment income(6)	1.03%	(9)	0.69%

Ratios as a percentage of average gross assets (8)

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	0.82%	(9)	0.83%
Interest and other borrowing costs(4)(6)	0.72%	(9)	0.87%
Expenses of Wholly Owned Properties(7)	0.47%	(9)	0.37%

Total expenses	2.01%	(9)	2.07%
Net investment income(6)	0.72%	(9)	0.51%

Supplemental Data

Net assets, end of period (000’s omitted)	$1,593,686		$1,820,170
Portfolio turnover of Tax-Managed Growth Portfolio(10)	0%	(11)	2%

(1)	Calculated using average shares outstanding.

(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested.

(3)	Not annualized.

(4)	Includes the expenses of Belrose Capital Fund LLC (Belrose Capital) and Belrose Realty Corporation (Belrose Realty). Does not include expenses of Belrose Realty's Wholly Owned Properties.

(5)	Includes Belrose Capital's share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio.

(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would have been lower or higher.

(7)	Represents expenses incurred by Belrose Realty's Wholly Owned Properties.

(8)	Average gross assets means the average daily amount of the value of all assets of Belrose Capital (including Belrose Capital's interest in Belvedere Company and Belrose Capital's ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, if any), without reduction by any liabilities.

(9)	Annualized.

(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 1% and 6% for the three months ended March 31, 2008 and for the year ended December 31, 2007, respectively.

(11)	Amounts to less than 1%.

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of March 31, 2008

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

The condensed consolidated statement of assets and liabilities at December 31, 2007 and the condensed consolidated statement of changes in net assets and the financial highlights for the year then ended have been derived from the December 31, 2007 audited financial statements but do not include all of the information and footnotes required by GAAP for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

2 Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities including qualitative disclosures about the objectives and strategies for using derivative instruments, and quantitative disclosures about fair value amounts as well as gains and losses on derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the impact the adoption of SFAS No. 161 will have on the Fund’s financial statement disclosures.

3 Fair Value Hierarchy

The Fund adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008 as required. SFAS No. 157 establishes a three-tier hierarchy to prioritize the assumptions, referred to as inputs, used in valuation techniques to measure fair value. The three levels of the fair value hierarchy under SFAS No. 157 are described below.

Basis of Fair Value Measurement

  Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
  Level 2 – Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;
  Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

In determining the fair value of its investments, the Fund uses appropriate valuation techniques based on available inputs. In accordance with SFAS No. 157, the Fund maximizes its use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Accordingly, when available, the Fund measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. If market data is not readily available, fair value is based upon other significant unobservable inputs such as inputs that reflect the Fund’s own assumptions. As required by SFAS No. 157, investments valued using unobservable inputs are classified to the lowest level of any input that is most significant to the valuation. Thus, a valuation may be classified in Level 3 even though there may be significant inputs that are readily observable.

The Fund’s investment in Belvedere Capital Fund Company LLC (Belvedere Company) and Cash Management Portfolio (Cash Management) are classified within Level 1 of the fair value hierarchy. Interest rate swap agreements are classified within Level 2 of the fair value hierarchy while the Fund’s real estate investments are classified within Level 3 of the fair value hierarchy. The Fund’s assets classified as Level 3 as of March 31, 2008 represent approximately 19.5% of the Fund’s total assets.

The following table presents for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of March 31, 2008.

		Fair Value Measurements at March 31, 2008

Description	March 31, 2008	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company	$1,692,308,983	$1,692,308,983	$-	$-
Partnership Preference Units	94,822,482	-	-	94,822,482
Real Estate Joint Ventures	148,512,028	-	-	148,512,028
Wholly Owned Properties	167,717,676	-	-	167,717,676
Short-Term Investment	1,256,033	1,256,033	-	-

Total	$2,104,617,202	$1,693,565,016	$-	$411,052,186

Liabilities
Interest Rate Swap Agreements	$6,670,526	$-	$6,670,526	$-

Total	$6,670,526	$-	$6,670,526	$-

The following table presents the changes in the Level 3 fair value category for the three months ended March 31, 2008. The Fund classifies investments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the fair value measurement. In accordance with SFAS No. 157, the Fund’s real estate investments are considered Level 3 investments.

	Level 3 Fair Value Measurements

	Partnership
	Preference	Real Estate	Wholly Owned
	Units	Joint Ventures	Properties	Total

Beginning Balance as of January 1, 2008	$102,927,277	$148,952,820	$167,650,000	$419,530,097
Net realized gain	1,366	-	-	1,366
Net change in unrealized appreciation
(depreciation)	(7,938,560)	(455,975)	-	(8,394,535)
Net purchases (sales)	(167,601)	-	67,676	(99,925)
Net investment income(1)	-	1,272,247	-	1,272,247
Other(2)	-	(1,257,064)	-	(1,257,064)
Net transfers in and/or out of Level 3	-	-	-	-

Ending Balance as of March 31, 2008	$94,822,482	$148,512,028	$167,717,676	$411,052,186

Net change in unrealized appreciation
(depreciation) from investments still
held at March 31, 2008	$(7,937,300)	$(455,975)	$-	$(8,393,275)

(1)	Represents net investment income recorded in accordance with the equity method.

(2)	Represents distributions of earnings recorded in accordance with the equity method.

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the three months ended March 31, 2008 and 2007:

	Three Months Ended

Investment Transactions	March 31, 2008	March 31, 2007

Decreases in investment in Belvedere Company	$47,296,251	$14,607,254
Increases in Partnership Preference Units	$-	$4,581
Decreases in Partnership Preference Units	$167,601	$168,750
Increase in investment in Real Estate Joint Ventures	$-	$1,200,000
Decreases in investment in Real Estate Joint Ventures	$1,257,064	$1,201,182

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Company for the three months ended March 31, 2008 and 2007, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

	Three Months Ended

	March 31, 2008	March 31, 2007

Belvedere Company’s interest in the Portfolio(1)	$13,119,762,086	$14,582,219,042
The Fund’s investment in Belvedere Company(2)	$1,692,308,983	$1,922,317,729
Income allocated to Belvedere Company from the Portfolio	$66,760,998	$70,744,130
Income allocated to the Fund from Belvedere Company	$8,617,521	$9,258,952
Expenses allocated to Belvedere Company from the Portfolio	$15,190,813	$16,470,855
Expenses allocated to the Fund from Belvedere Company(3)	$2,625,100	$2,887,627
Net realized gain from investment transactions and foreign
currency transactions allocated to Belvedere Company
from the Portfolio	$13,284,076	$122,914,854

	Three Months Ended

	March 31, 2008	March 31, 2007

Net realized gain from investment transactions and foreign
currency transactions allocated to the Fund from Belvedere
Company	$1,719,989	$15,818,224
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$(1,300,661,962)	$(150,839,988)
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund
from Belvedere Company	$(167,624,414)	$(19,834,227)

(1)	As of March 31, 2008 and 2007, the value of Belvedere Company’s interest in the Portfolio represents 74.5% and 73.3% of the Portfolio’s net assets, respectively.

(2)	As of March 31, 2008 and 2007, the Fund’s investment in Belvedere Company represents 12.9% and 13.2% of Belvedere Company’s net assets, respectively.

(3)	Expenses allocated to the Fund from Belvedere Company represent:

		Three Months Ended

	March 31, 2008	March 31, 2007

Expenses allocated from the Portfolio	$1,960,314	$2,153,231
Servicing fee	$649,470	$718,828
Operating expenses	$15,316	$15,568

A summary of the Portfolio’s Statement of Assets and Liabilities at March 31, 2008, December 31, 2007 and March 31, 2007 and its operations for the three months ended March 31, 2008, for the year ended December 31, 2007 and for the three months ended March 31, 2007 follows:

	March 31, 2008	December 31, 2007	March 31, 2007

Investments, at value	$17,650,169,693	$19,936,263,306	$19,937,460,086
Other assets	56,841,937	43,955,996	37,893,469

Total assets	$17,707,011,630	$19,980,219,302	$19,975,353,555

Collateral for securities loaned	$94,532,436	$107,661,941	$73,078,289
Management fee payable	6,296,266	7,154,208	7,081,409
Other liabilities	1,254,240	1,241,923	702,785

Total liabilities	$102,082,942	$116,058,072	$80,862,483

Net assets	$17,604,928,688	$19,864,161,230	$19,894,491,072

Total investment income	$89,568,864	$404,322,644	$96,544,634

Investment adviser fee	$19,484,900	$87,681,000	$21,767,375
Other expenses	800,316	3,023,904	714,355
Total expense reductions	(12)	(124)	(89)

Net expenses	$20,285,204	$90,704,780	$22,481,641

Net investment income	$69,283,660	$313,617,864	$74,062,993
Net realized gain from investment
transactions and foreign currency
transactions(1)	44,806,471	891,474,938	189,585,596
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	(1,777,809,047)	(239,534,188)	(228,797,508)

Net increase (decrease) in net assets
from operations	$(1,663,718,916)	$965,558,614	$34,851,081

(1)	Amounts include net realized gain from redemptions in-kind of $90,653,270, $624,934,809 and $177,053,814, respectively.

6 Investments in Real Estate Joint Ventures

At March 31, 2008 and December 31, 2007, Belrose Realty Corporation (Belrose Realty) held investments in two real estate joint ventures (Real Estate Joint Ventures), Deerfield Property Trust (Deerfield) and Katahdin Property Trust, LLC (Katahdin). Belrose Realty held a majority economic interest of 81.6% and 80.5% in Deerfield and 69.3% and 69.4% in Katahdin as of March 31, 2008 and December 31, 2007, respectively. Deerfield owns industrial distribution properties and Katahdin owns multifamily properties. Combined and condensed financial data of the Real Estate Joint Ventures is presented below.

	March 31, 2008	December 31, 2007

Assets:
Investment in real estate	$442,336,195	$443,657,436
Other assets	9,598,630	11,162,064

Total assets	$451,934,825	$454,819,500

Liabilities and Shareholders’ Equity:
Mortgage notes payable(1)	$242,399,818	$242,825,937
Other liabilities	6,656,225	7,576,845

Total liabilities	$249,056,043	$250,402,782

Shareholders’ equity	$202,878,782	$204,416,718

Total liabilities and shareholders’ equity	$451,934,825	$454,819,500

(1)	The fair value of the mortgage notes payable is approximately $249,400,000 and $250,500,000 as of March 31, 2008 and December 31, 2007, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and current prevailing interest rates.

	Three Months Ended

	March 31, 2008	March 31, 2007

Revenues	$10,344,689	$10,529,484
Expenses	8,541,723	8,243,818

Net investment income before
realized and unrealized gain (loss)	$1,802,966	$2,285,666
Realized loss	-	(50,771)
Change in net unrealized appreciation
(depreciation)	(2,083,838)	2,071,604

Net investment income (loss)	$(280,872)	$4,306,499

7 Interest Rate Swap Agreements

Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belrose Capital’s net asset value. Under such agreements, Belrose Capital has agreed to make periodic payments at fixed rates in exchange for floating-rate payments from the counterparty at a predetermined spread to one-month or three-month London Interbank Offered Rate (LIBOR). The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at March 31, 2008 and December 31, 2007 are listed below.

	Notional			Initial		Unrealized Appreciation
	Amount			Optional	Final	(Depreciation) at
Effective	(000’s	Fixed	Floating	Termination Termination		March 31,	December 31,
Date	omitted)	Rate	Rate	Date	Date	2008	2007

10/03	$ 31,588	4.180%	LIBOR + 0.30%	7/09	6/10	$(579,170)	$ 92,940
10/03	37,943	4.160%	LIBOR + 0.30%	11/09	6/10	(875,766)	37,750
10/03	83,307	4.045%	LIBOR + 0.30%	-	6/10	(2,297,853)	74,371
6/04	40,000	4.875%	3 mo. LIBOR + 0.00%	-	6/12	(2,774,593)	(1,231,931)
1/08(1)	128,116	4.865%	LIBOR + 0.30%	3/08	6/10	(143,144)	-

						$(6,670,526)	$ (1,026,870)

(1)	Interest rate swap agreement was purchased from the real estate investment affiliate of another investment fund advised by Boston Management. At such time, the fair value of the open interest rate swap agreement was $29,813.

8 Segment Information

Belrose Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belrose Capital invests in real estate investments primarily through its subsidiary, Belrose Realty. Belrose Realty invests directly and indirectly in Partnership Preference Units, Real Estate Joint Ventures (Note 6) and wholly owned real property (Wholly Owned Properties) through its subsidiaries, Bel Larimer, LLC and Bel Marlborough Campus, LLC. The Fund’s investment income from real estate investments primarily consists of rental income from Wholly Owned Properties, distribution income from Partnership Preference Units and net investment income from Real Estate Joint Ventures.

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

	Three Months Ended

	March 31, 2008	March 31, 2007

Investment income
The Portfolio*	$5,992,421	$6,371,325
Real Estate	7,292,191	6,739,265
Unallocated	30,617	62,048

Total investment income	$13,315,229	$13,172,638

	Three Months Ended

	March 31, 2008	March 31, 2007

Net increase (decrease) in net
assets from operations
The Portfolio*	$(160,230,039)	$1,985,623
Real Estate	(13,820,550)	4,340,797
Unallocated(1)	(2,101,993)	(2,541,507)

Net increase (decrease) in net
assets from operations	$(176,152,582)	$3,784,913

	March 31, 2008	December 31, 2007

Net assets
The Portfolio*	$1,691,204,670	$1,899,396,571
Real Estate	26,963,270	41,123,512
Unallocated(2)	(124,482,023)	(120,350,273)

Net assets	$1,593,685,917	$1,820,169,810

*	Belrose Capital invests indirectly in the Portfolio through Belvedere Company.
(1)	Unallocated amounts pertain to the overall operation of Belrose Capital and do not pertain to either segment.
Included in this amount are primarily distribution and servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended

	March 31, 2008	March 31, 2007

Distribution and servicing fees	$788,140	$920,417
Credit Facility interest expense	$1,258,192	$1,592,762

(2)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of March 31, 2008 and December 31, 2007, such borrowings totaled approximately $127,375,000 and $125,280,000, respectively. Unallocated assets represent direct cash and short-term investments held by the Fund, including the Fund’s investment in Cash
Management. As of March 31, 2008 and December 31, 2007, such amounts totaled approximately $3,523,000 and $5,836,000, respectively.

                                                                           16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Act). Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. The actual results of Belrose Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund’s performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1 above.

MD&A for the Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007.

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

The Fund’s total return was -9.74% for the quarter ended March 31, 2008. This return reflects a decrease in the Fund’s net asset value per share from $124.89 to $110.96 and a distribution of $1.81 per share during the period. The total return of the S&P 500 Index was -9.44% over the same period. Last year, the Fund had a total return of 0.19% for the quarter ended March 31, 2007. This return reflected a decrease in the Fund’s net asset value per share from $122.62 to $120.93 and a distribution of $1.93 per share during the period. The S&P 500 Index had a total return of 0.64% over the same period.

Performance of the Portfolio. Financial markets endured a difficult first quarter as uncertainty about the credit market and the economy weighed on investors. Consumers battled rising food and energy prices while investors struggled with weak economic data and mounting inflation concerns. To address liquidity pressures, the Federal Reserve lowered the Federal funds and discount rates. Most popular indices failed to recover from mid-March lows and realized losses in the first quarter. The tech-heavy NASDAQ Composite lost 14%, while the blue-chip Dow Jones Industrial Average lost 7.6% and the S&P 500 Index declined 9.44% . It was the worst quarter for major indices since the third quarter of 2002, when the equity markets were approaching the lowest point of a protracted bear market.

Amid increased market volatility, every economic sector of the S&P 500 Index registered declines. The consumer staples, industrials and materials sectors fared relatively better than the market, while the financials, information technology and telecommunication sectors registered double digit declines. Market-leading industries of the first quarter included road and rail, health care equipment and supplies, as well as air freight and logistics. In contrast, the thrifts and mortgage finance, wireless telecommunication services and investment banks industries realized double digit negative returns. On average during the course of the quarter, mid-cap and small-cap stocks continued to lag their larger-cap counterparts and value style gained over growth.

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

The Portfolio invests on a long-term basis in a broadly diversified portfolio consisting primarily of common stocks of established growth companies. The Portfolio slightly outperformed its benchmark, the S&P 500 Index, with a return of -8.45% during the period. The Portfolio’s out-performance was driven by positive sector allocation decisions and relatively stronger stock selection versus the S&P 500 Index. For comparison, total return of the Portfolio in the first quarter of 2007 was 0.14%, slightly lagging the S&P 500 Index return of 0.64% over the same period.

The Portfolio remained overweight in the industrials, consumer staples and discretionary sectors during the period, while continuing to underweight the technology, utilities and materials sectors. A de-emphasis of the lagging information technology and health care sectors benefited the Portfolio’s performance, as did relatively stronger stock selection within the consumer discretionary and utilities sectors. The Portfolio’s relatively lower exposure to credit sensitive financials such as thrifts, mortgage and service stocks was beneficial as was an overweight in the defensive staples industries such as beverages and food products.

In contrast, investment choices within the machinery, and road and rail industries hindered returns. Additionally, the Portfolio’s limited exposure to the stronger performing chemicals, and metals and mining industries coupled with stock selection within the energy equipment and service industry also negatively impacted returns.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belrose Realty Corporation (Belrose Realty). As of March 31, 2008, real estate investments included: two real estate joint ventures (Real Estate Joint Ventures), Deerfield Property Trust (Deerfield) and Katahdin Property Trust, LLC (Katahdin); two wholly owned real properties (Wholly Owned Properties), Bel Marlborough Campus, LLC (Bel Marlborough) and Bel Larimer, LLC (Bel Larimer); and a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Deerfield owns industrial distribution properties, Katahdin owns multifamily properties, Bel Marlborough owns an office campus and Bel Larimer owns a retail property.

During the quarter ended March 31, 2008, the Fund’s net investment income from real estate investments was approximately $4.7 million compared to approximately $4.5 million for the quarter ended March 31, 2007, an increase of $0.2 million or 4%. The increase was principally due to higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the quarter and an increase in net investment income from Wholly Owned Properties related to the acquisition of Bel Larimer in June 2007, partially offset by a decrease in the net investment income from Deerfield. During the quarter ended March 31, 2007, the Fund’s net investment income from real estate investments decreased due to lower distributions from investments in Partnership Preference Units due to fewer Partnership Preference Units held on average during the quarter and a decrease in the net investment income of the Real Estate Joint Ventures, partially offset by the acquisition of Bel Marlborough in September 2006.

The fair value of the Fund’s real estate investments was approximately $411.1 million at March 31, 2008 compared to approximately $419.5 million at December 31, 2007, a net decrease of $8.4 million or 2%. This net decrease was principally due to a net decline in the fair values of Partnership Preference Units held at quarter end and to decreases in the fair value of Belrose Realty’s investments in Katahdin. The Fund’s investments in real properties achieved modest returns during the quarter, benefiting from earnings in the expected range offset, however, by capitalization rates and discount rates which widened slightly. These rates reflected the reduced availability of debt financing and uncertainty on the direction of valuations for institutional-grade real estate, thereby causing a decrease in transactional activity. The fair values of Partnership Preference Units decreased during the quarter due to continued widening of credit spreads, partially offset by a decline in interest rates during the quarter ended March 31, 2008.

During the quarter ended March 31, 2008, the Fund saw net unrealized depreciation of the fair value of its real estate investments of approximately $8.4 million compared to net unrealized appreciation of approximately $5.2 million during the quarter ended March 31, 2007. Net unrealized depreciation of approximately $8.4 million consisted primarily of approximately $7.9 million of net unrealized depreciation in the value of the Partnership Preference Units and $0.5 million of net unrealized depreciation in the value of Real Estate Joint Venture investments.

Performance of Interest Rate Swap Agreements. For the quarter ended March 31, 2008, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $6.1 million, compared to net realized and unrealized losses of $0.6 million for the quarter ended March 31, 2007. Net realized and unrealized losses on swap agreements for the quarter ended March 31, 2008 consisted of $5.7 million of net unrealized losses due to changes in swap agreement valuations and $0.4 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements). For the quarter ended March 31, 2007, net realized and unrealized losses on swap agreements consisted of $1.2 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $0.6 million of periodic net payments received pursuant to outstanding swap agreements. The negative contribution to Fund performance from changes in swap agreement valuation for the quarter ended March 31, 2008 was attributable to a decrease in swap rates during the quarter. The negative contribution to Fund performance for the quarter ending March 31, 2007 from changes in swap agreement valuation was attributable to a decrease in the remaining term of the agreements and a modest decrease in swap rates during the quarter.

Fair Value Measurements. The Fund adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” on January 1, 2008 as required. SFAS No. 157 establishes a three-tier hierarchy to prioritize the assumptions, referred to as inputs, used in valuation techniques to measure fair value. For more information see Note 3 to the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of March 31, 2008, the Fund had outstanding borrowings of $419.5 million and unused loan commitments of $124.0 million under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month and three-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2008, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $6.7 million. As of December 31, 2007, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $1.0 million.

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

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 7 to the Fund’s unaudited condensed consolidated financial statements in Item 1 above.

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended March 31,*

								Fair Value
								as of
								March 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages	$1,013,250	$1,068,062	$1,125,838	$1,178,454	$1,250,489	$81,068,489	$86,704,582	$ 86,500,000

Average interest rate	5.21%	5.21%	5.21%	5.21%	5.21%	5.47%	5.45%

Variable-rate Credit
Facility			$419,500,000				$419,500,000	$419,500,000

Average interest rate			3.01%				3.01%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable
interest rate
swap agreements			$280,954,000		$40,000,000		$320,954,000	$(6,670,526)

Average pay rate			4.45%		4.88%		4.50%

Average receive rate			3.00%		2.69%		2.96%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Colonial Realty Limited
Partnership, 7.25% Series
B Cumulative
Redeemable Perpetual
Preferred Units,
Callable 8/24/09,
Current Yield: 9.00%		$19,419,240					$19,419,240	$16,112,000

Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units,
Callable 12/31/09,
Current Yield: 9.14%		$26,643,900					$26,643,900	$22,607,655

Liberty Property Limited
Partnership, 7.40% Series
H Cumulative
Redeemable Preferred
Units,
Callable 8/21/12,
Current Yield: 8.65%					$25,000,000		$25,000,000	$21,390,000

								Fair Value
								as of
								March 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 9.55%		$25,186,560					$25,186,560	$21,110,000

PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 8.45%		$7,189,950					$7,189,950	$5,679,000

Vornado Realty L.P.,
6.75% Series
D-14 Cumulative
Redeemable Preferred
Units,
Callable 9/9/10,
Current Yield: 8.52%(1)			$8,506,489				$8,506,489	$7,923,827

* The amounts listed reflect the Fund’s positions as of March 31, 2008. The Fund’s current positions may differ.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2007 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption (except for shares subject to an estate freeze election). During each month in the quarter ended March 31, 2008, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

January 31, 2008	115,158.913	$117.00

February 29, 2008	61,612.709	$112.91

March 31, 2008	112,971.472	$111.50

Total	289,743.094	$113.15

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

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
None.

                                                                                                                23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on May 9, 2008.

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
Oxley Act of 2002

                                                                                                                  25