Form 10-Q
period 2008-09-30
BELROSE CAPITAL FUND LLC
filed 2008-11-07
CIK 1170304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act)

For the quarterly period ended September 30, 2008

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Act

For the transition period from _________to _____________

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                                                                                                                                             Yes X No__

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
(See definition of “large accelerated filer,” “accelerated filer” “and “smaller reporting company” in Rule 12b-2 of the Act).
Large Accelerated Filer X Accelerated Filer Non-Accelerated Filer __ Smaller Reporting Company __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes__ No X

	Belrose Capital Fund LLC
	Index to Form 10-Q
PART I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited).	3
	Condensed Consolidated Statements of Assets and Liabilities as of
	September 30, 2008 and December 31, 2007	3
	Condensed Consolidated Statements of Operations for the Three Months
	Ended September 30, 2008 and 2007 and for the Nine Months Ended
	September 30, 2008 and 2007	4
	Condensed Consolidated Statements of Changes in Net Assets for the
	Nine Months Ended September 30, 2008 and the Year Ended
	December 31, 2007	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2008 and 2007	7
	Financial Highlights for the Nine Months Ended September 30, 2008
	and the Year Ended December 31, 2007	9
	Notes to Condensed Consolidated Financial Statements as of September 30, 2008	10
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations (MD&A).	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22
Item 4.	Controls and Procedures.	23
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	25
Item 1A.	Risk Factors.	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Defaults Upon Senior Securities.	25
Item 4.	Submission of Matters to a Vote of Security Holders.	25
Item 5.	Other Information.	25
Item 6.	Exhibits.	25
SIGNATURES		27
EXHIBIT INDEX		28

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
	September 30, 2008	December 31, 2007

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$1,431,394,489	$1,899,517,238
Investment in Partnership Preference Units	79,549,481	102,927,277
Investment in Real Estate Joint Ventures	140,435,554	148,952,820
Investment in Wholly Owned and Co-owned Properties	162,234,955	167,650,000
Affiliated investment	2,921,282	740,854

Total investments, at value	$1,816,535,761	$2,319,788,189
Cash	4,146,983	6,847,717
Interest receivable from affiliated investment	4,520	12,491
Swap interest receivable	-	27,849
Other assets	1,717,158	1,793,125

Total assets	$1,822,404,422	$2,328,469,371

Liabilities:
Loan payable – Credit Facility	$434,500,000	$417,500,000
Mortgage notes payable	86,208,926	86,951,932
Payable for Fund shares redeemed	4,798,165	-
Special Distributions payable	515,819	-
Open interest rate swap agreements, at value	1,497,266	1,026,870
Payable to affiliate for investment advisory and administrative fees	405,479	429,781
Payable to affiliate for distribution and servicing fees	440,939	594,811
Other accrued expenses:
Swap interest expense	516,940	-
Interest expense	412,766	440,944
Other expenses and liabilities	1,782,811	1,355,223

Total liabilities	$531,079,111	$508,299,561

Net assets	$1,291,325,311	$1,820,169,810

Shareholders’ capital	$1,291,325,311	$1,820,169,810

Shares outstanding (unlimited number of shares authorized)	13,321,414	14,573,940

Net asset value and redemption price per share	$96.94	$124.89

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Investment Income:
Dividends allocated from Belvedere Company (net of foreign taxes,
$55,260, $65,675, $397,148 and $571,411, respectively)	$ 8,674,127	$9,262,991	$ 26,550,006	$28,787,318
Interest allocated from Belvedere Company	170,339	198,776	367,801	422,757
Security lending income allocated
from Belvedere Company, net	2,413	31,700	77,666	117,184
Expenses allocated from Belvedere Company	(2,359,854)	(2,918,284)	(7,560,066)	(8,771,475)

Net investment income allocated from
Belvedere Company	$ 6,487,025	$6,575,183	$ 19,435,407	$20,555,784
Rental income from Wholly Owned Properties	4,292,848	3,891,154	12,632,760	10,711,279
Distributions from Partnership Preference Units	1,965,703	1,713,897	5,897,109	5,212,491
Net investment income from Real Estate Joint Ventures	1,592,423	1,843,350	4,882,641	5,204,737
Net investment income from Co-owned Property	155,742	-	141,476	-
Interest	700	2,450	2,338	11,974
Interest allocated from affiliated investment	15,802	74,025	70,174	214,593
Expenses allocated from affiliated investment	(2,821)	(6,782)	(10,098)	(20,098)

Total investment income	$ 14,507,422	$14,093,277	$ 43,051,807	$41,890,760

Expenses:
Investment advisory and administrative fees	$ 1,587,303	$1,772,285	$ 4,852,043	$5,232,313
Distribution and servicing fees	683,929	928,346	2,242,982	2,794,438
Interest expense on Credit Facility	3,149,943	5,832,038	10,497,748	16,866,861
Interest expense on mortgage notes	1,229,460	1,242,397	3,671,912	2,966,693
Expenses of Wholly Owned Properties	1,297,906	1,097,854	3,856,861	3,697,532
Custodian and transfer agent fee	5,536	31,385	64,007	80,614
Miscellaneous	254,343	356,146	640,346	727,570

Total expenses	$ 8,208,420	$11,260,451	$ 25,825,899	$32,366,021
Deduct –
Reduction of investment advisory and administrative fees	359,784	473,227	1,176,392	1,430,084

Net expenses	$ 7,848,636	$10,787,224	$ 24,649,507	$30,935,937

Net investment income	$ 6,658,786	$3,306,053	$ 18,402,300	$10,954,823

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Continued) (Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions in Belvedere Company
(investments and foreign currency) (identified cost basis)(1)	$(46,180,115)	$19,243,556	$ (31,524,185)	$64,102,167
Investment transactions in Partnership
Preference Units (identified cost basis)	(18,637)	(24,736)	(29,324)	(4,655)
Investment transactions in Real Estate Joint Ventures	-	-	-	(38,531)
Interest rate swap agreements(2)	(1,358,190)	670,193	(3,046,008)	1,936,898

Net realized gain (loss)	$(47,556,942)	$19,889,013	$ (34,599,517)	$65,995,879

Change in unrealized appreciation (depreciation) –
Investment in Belvedere Company
(investments and foreign currency) (identified cost basis)	$(49,651,105)	$7,148,774	$ (297,557,065)	$63,958,100
Investment in Partnership Preference Units
(identified cost basis)	(10,356,497)	(3,628,674)	(22,850,605)	(5,391,363)
Investment in Real Estate Joint Ventures	(13,509,968)	(6,543,960)	(10,430,015)	474,743
Investment in Wholly Owned Properties	(14,467,008)	(26,951)	(14,466,898)	2,772,759
Investment in Co-owned Property	-	-	(1,416)	-
Interest rate swap agreements	658,592	(4,245,875)	(500,209)	(3,209,845)

Net change in unrealized appreciation (depreciation)	$(87,325,986)	$(7,296,686)	$ (345,806,208)	$58,604,394

Net realized and unrealized gain (loss)	$(134,882,928)	$12,592,327	$ (380,405,725)	$124,600,273

Net increase (decrease) in net assets from operations	$(128,224,142)	$15,898,380	$ (362,003,425)	$135,555,096

(1)	Amounts include net realized gain from redemptions in-kind of $10,123,412, $11,417,977, $31,510,377 and $42,072,255, respectively.
(2)	Amounts represent net interest earned (incurred) in connection with interest rate swap agreements (Note 8).

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$18,402,300	$13,144,917
Net realized gain (loss) from investment transactions,
foreign currency transactions and interest
rate swap agreements	(34,599,517)	76,813,580
Net change in unrealized appreciation (depreciation) of
investments, foreign currency and interest
rate swap agreements	(345,806,208)	(23,393,716)

Net increase (decrease) in net assets from operations	$(362,003,425)	$66,564,781

Transactions in Fund shares –
Net asset value of Fund shares issued to Shareholders in
payment of distributions declared	$9,004,634	$11,132,632
Net asset value of Fund shares redeemed	(149,143,406)	(127,098,588)

Net decrease in net assets from Fund share transactions	$(140,138,772)	$(115,965,956)

Distributions –
Distributions to Shareholders	$(26,186,483)	$(29,876,160)
Special Distributions	(515,819)	-

Total distributions	$(26,702,302)	$(29,876,160)

Net decrease in net assets	$(528,844,499)	$(79,277,335)

Net assets:
At beginning of period	$1,820,169,810	$1,899,447,145

At end of period	$1,291,325,311	$1,820,169,810

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended

Increase (Decrease) in Cash:	September 30, 2008	September 30, 2007

Cash Flows From Operating Activities –
Net increase (decrease) in net assets from operations	$(362,003,425)	$135,555,096
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows provided by (used in) operating activities –
Net investment income allocated from Belvedere Company	(19,435,407)	(20,555,784)
Net investment income from Real Estate Joint Ventures	(4,882,641)	(5,204,737)
Capital contributions to Real Estate Joint Ventures	-	(1,200,000)
Distributions of earnings from Real Estate Joint Ventures	2,969,892	2,694,023
Interest received from advances to Real Estate Joint Ventures	-	64,902
Net investment income from Co-owned Property	(141,476)	-
Capital contributions to Co-owned Property	(4,431)	-
Increase in affiliated investment	(2,180,428)	(2,118,448)
Increase in distributions and interest receivable	-	(573,150)
(Increase) decrease in interest receivable from affiliated investment	7,971	(4,189)
Decrease in interest receivable for open interest rate swap agreements	49,202	40,454
Decrease in other assets	75,967	376,428
Increase (decrease) in payable to affiliate for investment advisory
and administrative fees	(24,302)	33,517
Decrease in payable to affiliate for distribution and servicing fees	(153,872)	(1,363)
Increase in interest payable for open interest rate swap agreements	516,940	457,961
Increase (decrease) in accrued interest and other accrued expenses and liabilities	399,410	(903,454)
Purchases of Partnership Preference Units	(2,170)	(25,004,581)
Proceeds from sales of Partnership Preference Units	500,037	13,111,323
Payments for investment in Wholly Owned Properties	-	(33,524,989)
Improvements to Wholly Owned Properties	(266,898)	(136,282)
Proceeds from sale of investment in Wholly Owned Properties	400,000	-
Decrease in investment in Belvedere Company	16,000,000	-
Purchase of investment in Co-owned Property	(9,040,464)	-
Payment for interest rate swap agreement	(51,166)	-
Net interest earned (incurred) on interest rate swap agreements	(3,046,008)	1,936,898
Net realized (gain) loss from investment transactions, foreign currency
transactions and interest rate swap agreements	34,599,517	(65,995,879)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	345,806,208	(58,604,394)

Net cash flows provided by (used in) operating activities	$92,456	$(59,556,648)

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$18,000,000	$117,000,000
Repayments of Credit Facility	(1,000,000)	(63,000,000)
Proceeds from mortgage note	-	25,500,000
Repayments of mortgage note	(743,006)	(714,011)
Payments for Fund shares redeemed	(1,868,335)	(3,035,103)
Distributions paid to Shareholders	(17,181,849)	(18,745,899)

Net cash flows provided by (used in) financing activities	$(2,793,190)	$57,004,987

Net decrease in cash	$(2,700,734)	$(2,551,661)

Cash at beginning of period	$6,847,717	$5,356,436

Cash at end of period	$4,146,983	$2,804,775

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Continued) (Unaudited)

	Nine Months Ended

	September 30, 2008	September 30, 2007

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 10,521,655	$16,731,832
Interest paid on mortgage notes	$ 3,597,136	$2,797,508
Interest paid (received) on interest rate swap agreements, net	$ 2,479,866	$(2,435,313)
Reinvestment of distributions paid to Shareholders	$ 9,004,634	$11,132,632
Market value of securities distributed in payment of
redemptions	$ 142,476,906	$99,312,013
Market value of real property and other assets, net
of current liabilities, assumed in conjunction with the
acquisition of Wholly Owned Properties	$-	$33,493,039
Swap interest receivable assumed in conjunction with
the purchase of the interest rate swap agreement	$21,353	$-

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Financial Highlights (Unaudited)

	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007

Net asset value – Beginning of period	$124.890	$122.620

Income (loss) from operations

Net investment income(1)	$1.310	$0.872
Net realized and unrealized gain (loss)	(27.413)	3.328

Total income (loss) from operations	$(26.103)	$4.200

Distributions

Distributions to Shareholders	$(1.810)	$(1.930)
Special Distributions	(0.037)	-

Total distributions	$(1.847)	$(1.930)

Net asset value – End of period	$96.940	$124.890

Total Return(2)	(21.15)% (3)	3.47%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	1.19% (9)	1.12%
Interest and other borrowing costs(4)(6)	0.90% (9)	1.18%
Expenses of Wholly Owned Properties(7)	0.66% (9)	0.50%

Total expenses	2.75% (9)	2.80%
Net investment income(6)	1.57% (9)	0.69%

Ratios as a percentage of average gross assets(8)

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	0.82% (9)	0.83%
Interest and other borrowing costs(4)(6)	0.61% (9)	0.87%
Expenses of Wholly Owned Properties(7)	0.45% (9)	0.37%

Total expenses	1.88% (9)	2.07%
Net investment income(6)	1.08% (9)	0.51%

Supplemental Data

Net assets, end of period (000’s omitted)	$1,291,325	$1,820,170
Portfolio turnover of Tax-Managed Growth Portfolio(10)	1% (3)	2%

(1)	Calculated using average shares outstanding.
(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested other than Special Distributions.
(3)	Not annualized.
(4)	Includes the expenses of Belrose Capital Fund LLC (Belrose Capital) and Belrose Realty Corporation (Belrose Realty). Does not include expenses of Belrose Realty's Wholly Owned Properties.
(5)	Includes Belrose Capital's share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio.
(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would have been lower or higher.
(7)	Represents expenses incurred by Belrose Realty's Wholly Owned Properties.
(8)	Average gross assets means the average daily amount of the value of all assets of Belrose Capital (including Belrose Capital's interest in Belvedere Company and Belrose Capital's ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co- owned real property investments, if any), without reduction by any liabilities.
(9)	Annualized.
(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The portfolio turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 2% and 6% for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of September 30, 2008

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

2 Recently Issued Accounting Pronouncement

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 requires certain disclosures about an entity’s derivative and hedging activities, including qualitative disclosures about the objectives and strategies for using derivative instruments and quantitative disclosures about fair value amounts, as well as gains and losses on derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No.161 will not impact the Fund’s net asset value, financial condition or results of operations.

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

In accordance with SFAS No. 157, in determining the fair value of its investments, the Fund uses appropriate valuation techniques based on available inputs. The Fund maximizes its use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Accordingly, when available, the Fund measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. If market data is not readily available, fair value is based upon other significant unobservable inputs such as inputs that reflect the Fund’s own assumptions. As required by SFAS No. 157, investments valued using unobservable inputs are classified to the lowest level of any input that is most significant to the valuation. Thus, a valuation may be classified as Level 3 even though there may be significant inputs that are readily observable.

The Fund’s investment in Belvedere Capital Fund Company LLC (Belvedere Company) and Cash Management Portfolio (Cash Management), an affiliated investment, are classified within Level 1 of the fair value hierarchy. Interest rate swap agreements are classified within Level 2 of the fair value hierarchy, while the Fund’s real estate investments are classified within Level 3 of the fair value hierarchy. The Fund’s assets classified as Level 3 as of September 30, 2008 represent approximately 21.0% of the Fund’s total assets.

The following table presents for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of September 30, 2008.

			Fair Value Measurements at September 30, 2008

Description	September 30, 2008	Level 1	Level 2	Level 3

Assets
Investment in Belvedere
Company	$1,431,394,489	$1,431,394,489	$-	$-
Partnership Preference Units	79,549,481	-	-	79,549,481
Real Estate Joint Ventures	140,435,554	-	-	140,435,554
Wholly Owned and Co-owned
Properties	162,234,955	-	-	162,234,955
Affiliated Investment	2,921,282	2,921,282	-	-

Total	$1,816,535,761	$1,434,315,771	$-	$382,219,990

Liabilities
Interest Rate Swap Agreements	$1,497,266	$-	$1,497,266	$-

Total	$1,497,266	$-	$1,497,266	$-

The following tables present the changes in the Level 3 fair value category for the three months and nine months ended September 30, 2008. The Fund classifies investments as Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the fair value measurement. The Fund’s real estate investments are classified as Level 3 investments.

	Level 3 Fair Value Measurements for the
	Three Months Ended September 30, 2008

	Partnership		Wholly Owned
	Preference	Real Estate	and Co-owned
	Units	Joint Ventures	Properties	Total

Beginning balance as of July 1, 2008	$90,093,493	$152,934,979	$176,432,944	$419,461,416
Net realized loss	(18,637)	-	-	(18,637)
Net change in unrealized appreciation
(depreciation)	(10,356,497)	(13,509,968)	(14,467,008)	(38,333,473)
Net purchases (sales)	(168,878)	-	108,846	(60,032)
Net investment income(1)	-	1,592,423	155,742	1,748,165
Other(2)	-	(581,880)	4,431	(577,449)
Net transfers in and/or out of Level 3	-	-	-	-

Ending balance as of September 30, 2008	$79,549,481	$140,435,554	$162,234,955	$382,219,990

Net change in unrealized appreciation
(depreciation) from investments still
held at September 30, 2008	$(10,354,995)	$(13,509,968)	$(14,467,008)	$(38,331,971)

	Level 3 Fair Value Measurements for the
	Nine Months Ended September 30, 2008

	Partnership		Wholly Owned
	Preference	Real Estate	and Co-owned
	Units	Joint Ventures	Properties	Total

Beginning balance as of January 1, 2008	$102,927,277	$148,952,820	$167,650,000	$419,530,097
Net realized loss	(29,324)	-	-	(29,324)
Net change in unrealized appreciation
(depreciation)	(22,850,605)	(10,430,015)	(14,468,314)	(47,748,934)
Net purchases (sales)	(497,867)	-	8,907,362	8,409,495
Net investment income(1)	-	4,882,641	141,476	5,024,117
Other(2)	-	(2,969,892)	4,431	(2,965,461)
Net transfers in and/or out of Level 3	-	-	-	-

Ending balance as of September 30, 2008	$79,549,481	$140,435,554	$162,234,955	$382,219,990

Net change in unrealized appreciation
(depreciation) from investments still
held at September 30, 2008	$(22,846,436)	$(10,430,015)	$(14,468,314)	$(47,744,765)

(1)	Represents net investment income recorded using the equity method of accounting.
(2)	Includes distributions of earnings and capital contributions recorded using the equity method of accounting.

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended

Investment Transactions	September 30, 2008	September 30, 2007

Decreases in investment in Belvedere Company	$158,476,906	$99,312,013
Increases in Partnership Preference Units	$2,170	$25,004,581
Decreases in Partnership Preference Units(1)	$500,037	$13,111,323
Increase in investment in Real Estate Joint Ventures	$-	$1,200,000
Decreases in investment in Real Estate Joint Ventures	$2,969,892	$2,758,925
Increases in investment Wholly Owned Properties(2)	$266,898	$33,661,271
Decrease in investment Wholly Owned Properties	$400,000	$-
Increase in investment in Co-owned Property(3)	$9,044,895	$-

(1)	Decreases in Partnership Preference Units for the nine months ended September 30, 2007 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management), a subsidiary of Eaton Vance Management, for which a net realized loss of $4,655 was recognized.
(2)	On May 11, 2007, Belrose Realty Corporation (Belrose Realty), a wholly owned subsidiary of Belrose Capital, purchased a direct investment in real property through Bel Larimer, LLC (Bel Larimer), a wholly owned real property (Wholly Owned Property). Bel Larimer owns a retail building consisting of approximately 172,720 square feet of rentable office space and 16.5 acres of land in Colorado. Bel Larimer is leased to a single tenant under a triple-net lease pursuant to a non-cancelable, fixed term operating lease expiring in February 2018, with options to extend for six additional five year periods. The fair value of the real property acquired was $33,594,401.
(3)	Increase in investment in Co-owned Property for the nine months ended September 30, 2008 includes the purchase of a tenancy-in-common interest in a real property (Co-owned Property) from the real estate investment affiliate of another investment fund advised by Boston Management (Note 7) for $9,040,464.

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Company for the nine months ended September 30, 2008 and 2007, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended.

	Nine Months Ended

	September 30, 2008	September 30, 2007

Belvedere Company’s interest in the Portfolio(1)	$11,228,067,436	$15,642,617,856
The Fund’s investment in Belvedere Company(2)	$1,431,394,489	$1,983,873,699
Income allocated to Belvedere Company from the Portfolio	$210,479,299	$227,701,307
Income allocated to the Fund from Belvedere Company	$26,995,473	$29,327,259
Expenses allocated to Belvedere Company from the Portfolio	$43,976,008	$50,587,426
Expenses allocated to the Fund from Belvedere Company(3)	$7,560,066	$8,771,475
Net realized gain (loss) from investment transactions and
foreign currency transactions allocated to Belvedere
Company from the Portfolio	$(251,919,965)	$500,687,896
Net realized gain (loss) from investment transactions and
foreign currency transactions allocated to the Fund from
Belvedere Company	$(31,524,185)	$64,102,167

	Nine Months Ended

	September 30, 2008	September 30, 2007

Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$(2,333,854,448)	$500,718,044
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund
from Belvedere Company	$(297,557,065)	$63,958,100

(1)	As of September 30, 2008 and 2007, the value of Belvedere Company’s interest in the Portfolio represents 74.9% and 74.3% of the Portfolio’s net assets, respectively.
(2)	As of September 30, 2008 and 2007, the Fund’s investment in Belvedere Company represents 12.8% and 12.7% of Belvedere Company’s net assets, respectively.
(3)	Expenses allocated to the Fund from Belvedere Company represent:
	Nine Months Ended

	September 30, 2008	September 30, 2007

Expenses allocated from the Portfolio	$5,638,447	$6,515,660
Servicing fee	$1,868,692	$2,200,615
Operating expenses	$52,927	$55,200

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2008, December 31, 2007 and September 30, 2007 and its operations for the nine months ended September 30, 2008, for the year ended December 31, 2007 and for the nine months ended September 30, 2007 follows:

	September 30, 2008	December 31, 2007	September 30, 2007

Investments, at value	$14,911,645,619	$19,936,263,306	$21,089,856,678
Other assets	81,596,106	43,955,996	64,757,475

Total assets	$14,993,241,725	$19,980,219,302	$21,154,614,153

Collateral for securities loaned	$-	$107,661,941	$105,441,176
Management fee payable	5,647,567	7,154,208	7,336,097
Other liabilities	1,107,510	1,241,923	1,274,011

Total liabilities	$6,755,077	$116,058,072	$114,051,284

Net assets	$14,986,486,648	$19,864,161,230	$21,040,562,869

Total investment income	$281,291,094	$404,322,644	$308,715,231

Investment adviser fee	$55,972,772	$87,681,000	$65,949,169
Other expenses	2,311,913	3,023,904	2,258,631
Total expense reductions	(12)	(124)	(90)

Net expenses	$58,284,673	$90,704,780	$68,207,710

Net investment income	$223,006,421	$313,617,864	$240,507,521
Net realized gain (loss) from
investment transactions and foreign
currency transactions(1)	(196,580,189)	891,474,938	757,855,638
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	(3,267,144,360)	(239,534,188)	594,377,082

Net increase (decrease) in net assets
from operations	$(3,240,718,128)	$965,558,614	$1,592,740,241

(1) Amounts include net realized gain from redemptions in-kind of $398,661,935, $624,934,809 and $504,368,842, respectively.

6 Investments in Real Estate Joint Ventures

At September 30, 2008 and December 31, 2007, Belrose Realty held investments in two real estate joint ventures (Real Estate Joint Ventures), Deerfield Property Trust (Deerfield) and Katahdin Property Trust, LLC (Katahdin). Belrose Realty held a majority economic interest of 86.9% and 80.5% in Deerfield and 69.7% and 69.4% in Katahdin as of September 30, 2008 and December 31, 2007, respectively. Deerfield owns industrial distribution properties and Katahdin owns multifamily properties. Combined and condensed financial data of the Real Estate Joint Ventures is presented below.

	September 30, 2008	December 31, 2007

Assets
Investment in real estate	$425,292,208	$443,657,436
Other assets	10,180,869	11,162,064

Total assets	$435,473,077	$454,819,500

Liabilities and Shareholders’ Equity
Mortgage notes payable(1)	$241,529,125	$242,825,937
Other liabilities	7,272,031	7,576,845

Total liabilities	$248,801,156	$250,402,782

Shareholders’ equity	$186,671,921	$204,416,718

Total liabilities and shareholders’ equity	$435,473,077	$454,819,500

(1)      The fair value of the mortgage notes payable is approximately $237,400,000 and $250,500,000 as of September 30, 2008
          and December 31, 2007, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and current prevailing interest rates.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenues	$10,613,799	$10,658,255	$32,393,862	$31,730,385
Expenses	8,579,275	8,284,707	25,678,149	24,828,851

Net investment income before
realized and unrealized gain	$2,034,524	$2,373,548	$6,715,713	$6,901,534
Realized loss	-	-	-	(50,771)
Change in net unrealized
appreciation (depreciation)	(23,551,729)	(11,908,074)	(21,490,617)	(2,628,233)

Net investment income (loss)	$(21,517,205)	$(9,534,526)	$(14,774,904)	$4,222,530

7 Investment in Co-owned Property

In June 2008, Belrose Realty purchased a 12.5% interest in a Co-owned Property through Bel Stamford IV LLC (Bel Stamford IV) (Note 4). The other investors in the Co-owned Property are real estate investment affiliates of other investment funds advised by Boston Management. The Co-owned Property is financed through a mortgage note secured by the real property. The mortgage note is generally without recourse to Belrose Capital and Belrose Realty, except that there may be recourse for certain liabilities arising from actions such as fraud, misrepresentation, misappropriation of funds or breach of material covenants and liabilities arising from environmental conditions.

8 Interest Rate Swap Agreements

Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belrose Capital’s net asset value. Pursuant to the agreements, Belrose Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month or three-month London Interbank Offered Rate (LIBOR). The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements at September 30, 2008 and December 31, 2007 are listed below.

	Notional			Initial		Unrealized Appreciation
	Amount			Optional	Final	(Depreciation) at
Effective	(000’s	Fixed	Floating	Termination	Termination	September 30,	December 31,
Date	omitted)	Rate	Rate	Date	Date	2008	2007

10/03	$ 31,588	4.180%	LIBOR + 0.30%	7/09	6/10	$15,860	$92,940
10/03	37,943	4.160%	LIBOR + 0.30%	11/09	6/10	(113,780)	37,750
10/03	83,307	4.045%	LIBOR + 0.30%	-	6/10	(521,202)	74,371
6/04	40,000	4.875%	3 mo. LIBOR + 0.00%	-	6/12	(1,323,029)	(1,231,931)
1/08(1)	128,116	4.865%	LIBOR + 0.30%	3/08	6/10	-	-
9/08	128,116	4.315%	LIBOR + 0.30%	12/08	6/10	444,885	-

						$(1,497,266)	$(1,026,870)

(1)	Interest rate swap agreement was purchased from another investment fund advised by Boston Management. At such time of the purchase, the fair value of the open interest rate swap agreement was $29,813. Subsequent to the purchase, the interest rate swap agreement was terminated on an optional termination date.

9 Segment Information

Belrose Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belrose Capital invests in real estate investments primarily through its subsidiary, Belrose Realty. Belrose Realty invests directly and indirectly in Partnership Preference Units, Real Estate Joint Ventures (Note 6), Wholly Owned Properties through its subsidiaries, Bel Larimer and Bel Marlborough Campus LLC, and an interest in Co-owned Property through its subsidiary, Bel Stamford IV. The Fund’s investment income from real estate investments primarily consists of distribution income from Partnership Preference Units, net investment income from Real Estate Joint Ventures and Co-owned Property and rental income from Wholly Owned Properties.

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

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Investment income
The Portfolio*	$6,487,025	$6,575,183	$19,435,407	$20,555,784
Real Estate	8,007,785	7,448,636	23,555,055	21,135,650
Unallocated	12,612	69,458	61,345	199,326

Total investment income	$14,507,422	$14,093,277	$43,051,807	$41,890,760

Net increase (decrease) in
net assets from operations
The Portfolio*	$(87,796,505)	$32,593,151	$(310,546,285)	$147,487,172
Real Estate	(38,635,400)	(14,038,776)	(45,765,010)	(4,166,240)
Unallocated(1)	(1,792,237)	(2,655,995)	(5,692,130)	(7,765,836)

Net increase (decrease) in net
assets from operations	$ (128,224,142)	$15,898,380	$(362,003,425)	$135,555,096

	September 30,	December 31,
	2008	2007

Net assets
The Portfolio*	$ 1,425,995,212	$ 1,899,396,571
Real Estate	(5,150,498)	41,123,512
Unallocated(2)	(129,519,403)	(120,350,273)

Net assets	$ 1,291,325,311	$ 1,820,169,810

* Belrose Capital invests indirectly in the Portfolio through Belvedere Company.

(1)

Unallocated amounts pertain to the overall operation of Belrose Capital and do not pertain to either segment. Included in this amount are primarily distribution and servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Distribution and servicing fees	$683,929	$928,346	$2,242,982	$2,794,438
Interest expense on Credit Facility	$1,049,960	$1,691,292	$3,254,302	$4,891,390

(2)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of September 30, 2008 and December 31, 2007, such borrowings totaled approximately $133,755,000 and $125,280,000, respectively. Unallocated assets include direct cash held by the Fund and the Fund’s investment in Cash Management. As of September 30, 2008 and December 31, 2007, such amounts totaled approximately $4,977,000 and $5,836,000, respectively.

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

MD&A for the Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007.

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

The Fund’s total return was -9.03% for the quarter ended September 30, 2008. This return reflects a decrease in the Fund’s net asset value per share from $106.56 to $96.94 during the period. The total return of the S&P 500 Index was -8.36% over the same period. Last year, the Fund had a total return of 0.86% for the quarter ended September 30, 2007. This return reflected an increase in the Fund’s net asset value per share from $128.47 to $129.57 during the period. The S&P 500 Index had a total return of 2.03% over the same period.

Performance of the Portfolio. Equity markets officially entered “bear” market territory during the third quarter of 2008 as a string of historic events unfolded on Wall Street. The housing and credit crisis unraveled as investors witnessed the U.S. government bailout of one of the world’s largest insurers and the two largest government-sponsored enterprises backstopping the U.S. mortgage market. At quarter end, the Dow Jones Industrial Average had posted its fourth consecutive quarter of negative returns, down 3.7%, while the broad-based S&P 500 Index declined 8.36% . During this period, the Portfolio’s total return was -5.82% . For comparison, during the third quarter of 2007, the Portfolio posted a total return of 1.72% .

Traditionally defensive areas of the market, such as health care and consumer staples, were the best performing sectors of the S&P 500 Index, while the energy, materials and utilities sectors were the worst. Market leading industries in the third quarter included: household durables; diversified financial services (notably big banks); food and staples retailing; and household products. In contrast, the metals and mining, independent power producers, thrifts and mortgage finance, and construction industries realized weaker quarterly returns. The value style outperformed the growth style up and down the capitalization spectrum and small-cap stocks continued to outperform their large-cap counterparts during the quarter. In

(1)	Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions (other than special distributions) reinvested. The Portfolio’s total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for non-Portfolio expenses of that fund. Performance is for the stated time period only and is not annualized; due to market volatility, current performance of the Fund and of the Portfolio may be lower or higher than the quoted return. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500 Index. It is not possible to invest directly in an index.

addition, while the U.S. has been in the spotlight as a result of the credit crunch, it has fared better than many foreign markets, particularly those countries feeling the backlash of a broad-based retreat in hard commodity prices.

The Portfolio’s relatively stronger performance versus the S&P 500 Index during the quarter was driven by sector allocation and stock selection. The Portfolio benefited from its continued overweight of the stronger performing consumer staples and health care sectors, while deemphasizing the underperforming energy, materials and utilities sectors. The relatively stronger performance of the Portfolio’s holdings within the chemicals, energy equipment services and biotechnology industries was particularly helpful. In contrast, while the Portfolio benefited from an underweight of the ailing financials sector, overall stock selection in that sector by the Portfolio’s investment adviser, Boston Management and Research (Boston Management), was negative. Lastly, the Portfolio’s overweight of the industrials sector, which Boston Management has been actively deemphasizing, was a slight negative as holdings within the machinery, aerospace and defense industries underperformed the broader market.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belrose Realty Corporation (Belrose Realty). As of September 30, 2008, real estate investments included: two real estate joint ventures (Real Estate Joint Ventures), Deerfield Property Trust (Deerfield) and Katahdin Property Trust, LLC (Katahdin); two wholly owned real properties (Wholly Owned Properties), Bel Marlborough Campus, LLC (Bel Marlborough) and Bel Larimer, LLC (Bel Larimer); a tenancy-in-common interest in real property (Co-owned Property), Bel Stamford IV LLC (Bel Stamford IV); and a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Deerfield owns industrial distribution properties, Katahdin owns multifamily properties, Bel Marlborough owns an office campus, Bel Larimer owns a retail property and Bel Stamford IV owns an interest in an office building leased to a single tenant.

During the quarter ended September 30, 2007, Belrose Realty acquired interests in additional Partnership Preference Units for approximately $25.0 million and sold interests in certain Partnership Preference Units for approximately $12.8 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a nominal loss on the sale transactions.

During the quarter ended September 30, 2008, the Fund’s net investment income from real estate investments was approximately $5.5 million compared to approximately $5.1 million for the quarter ended September 30, 2007, an increase of $0.4 million or 8%. The increase was principally due to an increase in net investment income from Co-owned Property related to the acquisition of Bel Stamford IV in June 2008 and higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the quarter, partially offset by a decrease in the net investment income from Real Estate Joint Ventures. During the quarter ended September 30, 2007, net investment income from real estate investments increased due to a modest increase in the net investment income related to the Real Estate Joint Ventures and the acquisitions of Bel Marlborough in September 2006 and Bel Larimer in May 2007, partially offset by lower distributions from investments in Partnership Preference Units due to fewer Partnership Preference Units held on average during the quarter.

The Fund’s investments in real properties achieved modest income returns during the quarter, benefiting from earnings in the expected range. Real property valuations decreased on average during the period due to a continued widening in capitalization rates and discount rates. These rates reflected the reduced availability of debt financing and uncertainty on the direction of valuations for institutional-grade real estate, which also caused a decrease in transactional activity. The fair values of Partnership Preference Units decreased during the quarter due to the continued widening of credit spreads. Similar to the general market for preferred and other fixed income securities, the Partnership Preference Units have experienced substantial declines in fair values as a result of the ongoing financial crisis.

Performance of Interest Rate Swap Agreements. For the quarter ended September 30, 2008, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $0.7 million, compared to net realized and unrealized losses of $3.6 million for the quarter ended September 30, 2007. Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2008 consisted of $1.4 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements), partially offset by $0.7 million of net unrealized gains due to changes in swap agreement valuations. For the quarter ended September 30, 2007, net realized and unrealized losses on swap agreements consisted of $4.3 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $0.7 million of periodic net payments received pursuant to outstanding swap agreements. The positive contribution to Fund performance from changes in swap agreement valuations for the quarter ended September 30, 2008 was attributable to an increase in swap rates during the quarter. The negative contribution to Fund performance for the quarter ended September 30, 2007 from changes in swap agreement valuations was attributable to a decrease in swap rates during the quarter.

MD&A for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007.

Performance of the Fund. The Fund’s total return was -21.15% for the nine months ended September 30, 2008. This return reflects a decrease in the Fund’s net asset value per share from $124.89 to $96.94 and a distribution of $1.81 per share during the period. The S&P 500 Index had a total return of -19.27% over the same period. Last year, the Fund had a total return of 7.35% for the nine months ended September 30, 2007. This return reflected an increase in the Fund’s net asset value per share from $122.62 to $129.57 and a distribution of $1.93 per share during the period. The S&P 500 Index had a total return of 9.12% over the same period.

Performance of the Portfolio. The growing financial crisis and evidence of a global economic slowdown weighed heavily on the stock market in the first nine months of 2008. The credit and housing crisis reached peak levels as investors witnessed bank failures, bankruptcies and multi-billion dollar government bailouts. Governments and central banks across the globe took unprecedented measures to restore investor confidence and liquidity, instituting interest rate cuts and injecting billions of dollars into the financial system. Tempered economic and earnings expectations led to one positive - dissipating inflation concerns, as commodity prices corrected from the historic highs reached in the mid-summer. The commodity price retrenchment was also positive for the U.S. dollar, which strengthened relative to other major currencies. In the first nine months of the year, the blue-chip Dow Jones Industrial Average declined 18.2% while the tech-heavy NASDAQ Composite declined 25.2%. During this time, the Portfolio declined 17.09%, while the S&P 500 Index declined 19.27%.

Amid increased volatility, all ten economic sectors in the S&P 500 Index posted negative returns during the first nine months of the year. Traditionally defensive areas of the market, such as the health care and consumer staples sectors, were the best relative performers of the S&P 500 Index, while the telecommunication services, financials and information technology sectors were the worst. During the period, market leading industries included: food and staples retailing, road and rails, textile apparel and health care equipment and supplies. In contrast, the capital markets, independent power producers, thrifts and mortgage finance as well as the automobile industries realized weaker returns. The value style outperformed the growth style up and down the capitalization spectrum and small-cap stocks continued to outperform their large-cap counterparts year-to-date.

The Portfolio’s relatively stronger performance versus the S&P 500 Index during the period was driven by sector allocation and stock selection. The Portfolio benefited from its continued overweight of the stronger performing consumer staples and health care sectors, and its deemphasis of the underperforming telecommunication services, materials and utilities sectors. The Portfolio’s relatively stronger stock performance within the technology sector, particularly in the information technology services and computers and peripherals industries, was also helpful. Additionally, Portfolio investments within the textiles apparel and diversified consumer services, as well as energy equipment services were also helpful. In contrast, the Portfolio’s overweight of the industrials sector coupled with investment selection within the insurance and commercial bank industries negatively impacted overall results.

Performance of Real Estate Investments. In June 2008, Belrose Realty acquired Bel Stamford IV from the real estate investment affiliate of another investment fund advised by Boston Management for a purchase price of approximately $9.0 million. The purchase was financed through the assumption of a mortgage note secured by the real property. The other investors in the Co-owned Property are real estate subsidiaries of other investment funds advised by Boston Management.

During the nine months ended September 30, 2008, the Fund’s net investment income from real estate investments was approximately $16.0 million compared to approximately $14.5 million for the nine months ended September 30, 2007, an increase of $1.5 million or 10%. The increase was due principally to higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the period and an increase in net investment income from Co-owned Property related to the acquisition of Bel Stamford IV in June 2008, partially offset by a decrease in the net investment income from Real Estate Joint Ventures. During the nine months ended September 30, 2007, the Fund’s net investment income from real estate investments decreased due to lower distributions from investments in Partnership Preference Units due to fewer Partnership Preference Units held on average during the period, partially offset by the net investment income related to the acquisitions of Bel Marlborough in September 2006 and Bel Larimer in May 2007.

The fair value of the Fund’s real estate investments was approximately $382.2 million at September 30, 2008 compared to approximately $419.5 million at December 31, 2007, a net decrease of $37.3 million, or 9%. This net decrease was due a net decline in the fair values of Partnership Preference Units held at the end of the period and decreases in the fair value of

Belrose Realty’s investments in Katahdin and Bel Marlborough, partially offset by the acquisition of Bel Stamford IV in June 2008.

The Fund’s investments in real properties achieved modest income returns during the nine months ended September 30, 2008, benefiting from earnings in the expected range. Real property valuations decreased on average during the period due to a widening in capitalization rates and discount rates. These rates reflected the reduced availability of debt financing and uncertainty on the direction of valuations for institutional-grade real estate, which also caused a decrease in transactional activity. The fair values of Partnership Preference Units decreased from December 31, 2007 due to the continued widening of credit spreads. Similar to the general market for preferred and other fixed income securities, the Partnership Preference Units have experienced substantial declines in fair values as a result of the ongoing financial crisis.

Performance of Interest Rate Swap Agreements. For the nine months ended September 30, 2008, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $3.5 million, compared to net realized and unrealized losses of approximately $1.3 million for the nine months ended September 30, 2007. Net realized and unrealized losses on swap agreements for the nine months ended September 30, 2008 consisted of $3.0 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements) and $0.5 million of net unrealized losses due to changes in swap agreement valuations . For the nine months ended September 30, 2007, net realized and unrealized losses on swap agreements consisted of $3.2 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $1.9 million of periodic net payments received pursuant to outstanding swap agreements. The negative contribution to Fund performance from changes in swap agreement valuations for the nine months ended September 30, 2008 was attributable to a decrease in swap rates during the period and an increase in the outstanding notional balance. The negative contribution to Fund performance from changes in swap agreement valuations for the nine months ended September 30, 2007 was attributable to a decrease in the remaining term of the swap agreements.

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

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of September 30, 2008, the Fund had outstanding borrowings of $434.5 million and unused loan commitments of $109.0 million under the Credit Facility.

In October 2008, the Fund amended the DKH credit arrangement to increase the amount of borrowings by $27.0 million to an aggregate amount of outstanding borrowings of $398.5 million and decreased the amount of borrowings under the MLMC credit arrangement by $54.0 million to an aggregate amount of outstanding borrowings of $9.0 million. As of November 7, 2008, the Fund had outstanding borrowings of $407.5 million under the Credit Facility. The Fund used the $27.0 million borrowed under the amended DKH credit arrangement and cash proceeds from the redemption of shares of Belvedere Company to fund the pay down of the aggregate outstanding borrowings under the Credit Facility.

The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month London Interbank Offered Rate (LIBOR). Changes in the underlying values of the outstanding interest rate swap agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2008, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $1.5 million. As of December 31, 2007, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $1.0 million.

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

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended September 30,*

								Fair Value as of
								September 30,
	2009	2010	2011	2012	2013	Thereafter	Total	2008

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages	$1,040,370	$1,096,649	$1,155,972	$1,209,996	$1,283,958	$80,421,981	$86,208,926	$ 78,900,000
Average interest rate	5.21%	5.21%	5.21%	5.21%	5.21%	5.47%	5.45%

Variable-rate Credit
Facility		$434,500,000					$434,500,000	$434,500,000
Average interest rate		4.24%					4.24%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable
interest rate
swap agreements		$280,954,000		$40,000,000			$320,954,000	$(1,497,266)
Average pay rate		4.20%		4.88%			4.28%
Average receive rate		4.23%		4.05%			4.20%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

							Fair Value as of
							September 30,
2009	2010	2011	2012	2013	Thereafter	Total	2008

Colonial Realty Limited
Partnership, 7.25% Series
B Cumulative
Redeemable Perpetual
Preferred Units,
Callable 8/24/09,
Current Yield: 10.75% $19,419,240						$19,419,240	$13,488,000

Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units,
Callable 12/31/09,
Current Yield: 10.80%	$26,643,900					$26,643,900	$19,137,405

Liberty Property Limited
Partnership, 7.40% Series
H Cumulative
Redeemable Preferred
Units,
Callable 8/21/12,
Current Yield: 10.45%			$25,000,000			$25,000,000	$17,700,000

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 11.30%	$25,186,560					$25,186,560	$17,840,000

PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 10.15%	$7,189,950					$7,189,950	$4,728,000

Vornado Realty L.P.,
6.75% Series
D-14 Cumulative
Redeemable Preferred
Units,
Callable 9/9/10,
Current Yield: 10.14%(1)	$8,145,533					$8,145,533	$6,656,076

* The amounts listed reflect the Fund’s positions as of September 30, 2008. The Fund’s current positions may differ.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption (except for shares subject to an estate freeze election). During each month in the quarter ended September 30, 2008, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

July 31, 2008	91,735.632	$104.56

August 31, 2008	180,372.748	$109.18

September 30, 2008	125,325.512	$102.58

Total	397,433.892	$104.40

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) The following is a list of all exhibits filed as part of this Form 10-Q:

4.1(g) Amendment No. 7 dated October 28, 2008 to the Loan and Security Agreement between Belrose Capital Fund LLC and Dresdner Kleinwort Holdings I, Inc.

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
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on November 7, 2008.

BELROSE CAPITAL FUND LLC

/s/ Andrew C. Frenette Andrew C. Frenette Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

4.1(g)	Amendment No. 7 dated October 28, 2008 to the Loan and Security Agreement between Belrose Capital
Fund LLC and Dresdner Kleinwort Holdings, Inc.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002