Form 10-K
period 2009-12-31
BELROSE CAPITAL FUND LLC
filed 2010-03-01
CIK 1170304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE ACT)
For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ACT
For the transition period from                      to
Commission file number 000-50258
Belrose Capital Fund LLC (the Fund)
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3613468

(State of Organization)	(I.R.S. Employer Identification No.)

Two International Place
Boston, Massachusetts 02110	617-482-8260

(Address and Zip Code of Principal Executive Offices)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Limited Liability Company Interests in the Fund (Shares)
Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. ☑ Yes ☐ No
Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
Aggregate market value of the Shares held by non-affiliates of Registrant, based on the closing net asset value on June 30, 2009 was $692,751,925. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the Registrant’s manager, its executive officers and directors and persons holding 10% or more of the Registrant’s Shares are affiliates.
Incorporations by Reference: None.
The Exhibit Index is located on page 87.

Belrose Capital Fund LLC
Index to Form 10-K

PART I
Item 1. Business.
Fund Overview. Belrose Capital Fund LLC (the Fund) is a private investment company organized by Eaton Vance Management (Eaton Vance) to provide diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected public companies. The Fund’s investment objective is to achieve long-term, after-tax returns for persons who have invested in the Fund (Shareholders). The Fund, a Delaware limited liability company, commenced its investment operations on March 19, 2002. Limited liability company interests of the Fund (Shares) were issued to Shareholders at six closings during 2002 and 2003. At each Fund closing, the Fund accepted contributions of stock from investors in exchange for Shares of the Fund. The Fund discontinued offering Shares on February 19, 2003 and, while the Fund is not prohibited from doing so, no future offering is anticipated. As of December 31, 2009, the Fund had net assets of approximately $708.0 million.
Structure of the Fund. The Fund is structured to provide tax-free diversification and tax-sensitive investment management to Shareholders. To meet the objective of tax-free diversification, the Fund must satisfy specific requirements of the Internal Revenue Code of 1986, as amended (the Code). In order for the contributions of appreciated stock to the Fund by Shareholders to be nontaxable, not more than 80% of the Fund’s assets (calculated in the manner prescribed) may consist of “stocks and securities” as defined in the Code. To meet this requirement, the Fund normally invests at least 20% of its assets as so determined in certain real estate investments (see “The Fund’s Real Estate Investments” below). The Fund invests up to 80% of its assets in a diversified portfolio of common stocks (see “The Fund’s Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio” below). The Fund may also invest cash on a temporary basis in short-term instruments including in an investment company or a pooled investment vehicle advised by an affiliate of Eaton Vance (the EV money market funds). The Fund acquires its real estate investments with borrowed funds, as described below under “Fund Borrowings”. See Appendix A for a chart detailing the investment structure of the Fund.
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
The Fund intends to distribute at the end of each year, or shortly thereafter, an amount approximately equal to the taxes payable on its net investment income allocated to Shareholders. Prior to December 31, 2009, the Fund had distributed all of its net investment income to Shareholders. The Fund also intends to make annual capital gain distributions to such Shareholders equal to approximately 18% of the amount of its net realized capital gains, if any, other than certain precontribution gains. The Fund’s distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income or loss and net realized gain or loss as set forth in the Fund’s consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under generally accepted accounting principles (GAAP). See Note 2 to the Fund’s consolidated financial statements. The Fund intends to pay any distributions on the last business day of each fiscal year of the Fund (which concludes on December 31) or shortly thereafter. See “Distributions” in Item 5(c).
Fund Management. The manager of the Fund is Eaton Vance, a Massachusetts business trust registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the Advisers Act). Eaton Vance and its subsidiary, Boston Management and Research (Boston Management), provide management and advisory services to the Fund, its real estate subsidiary and the investment portfolio in which the Fund invests. Boston Management is also registered as an investment adviser under the Advisers Act. Eaton Vance and Boston Management provide advisory, administration and/or management services to over 150 investment companies, as well as separate accounts managed for individual and institutional investors. As of December 31, 2009, Eaton Vance and its affiliates managed over $160 billion on behalf of clients. The fees payable to the Eaton Vance organization, as well as other fees payable by the Fund, are described in Item

13. The Eaton Vance organization is subject to certain conflicts of interest in providing services to the Fund, its subsidiaries and the investment portfolio in which the Fund invests. See “The Eaton Vance Organization – Conflicts of Interest” below.
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
The Fund’s Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio. At each Fund closing, all of the securities accepted for contribution to the Fund were contributed by the Fund to Belvedere Capital Fund Company LLC (Belvedere Company), a Massachusetts limited liability company, in exchange for shares of Belvedere Company. Belvedere Company, in turn, immediately thereafter contributed the securities received from the Fund to Tax-Managed Growth Portfolio (the Portfolio) in exchange for an interest in the Portfolio. The Portfolio is a diversified, open-end management investment company registered under the 1940 Act with net assets of approximately $9.5 billion as of December 31, 2009. As of December 31, 2009, the Fund’s investment in the Portfolio through Belvedere Company had a value of approximately $790.3 million (equal to approximately 79.8% of the Fund’s total assets on a consolidated basis).
Belvedere Company. Belvedere Company was organized in 1997 by Eaton Vance to offer tax-free diversification and tax-sensitive investment management to certain qualified investors who contributed diversified portfolios of equity securities. As of December 31, 2009, the investment assets of Belvedere Company consisted exclusively of an interest in the Portfolio with a value of approximately $6.7 billion. As of such date, the Fund owned approximately 11.8% of Belvedere Company’s outstanding shares. As of December 31, 2009, the other investors in Belvedere Company included eleven other investment funds sponsored by the Eaton Vance organization (investment fund investors), as well as qualified individual investors who acquired shares of Belvedere Company in exchange for portfolios of acceptable securities (non-investment fund investors).
Belvedere Company considers for acceptance equity securities that (i) are listed on the New York Stock Exchange (NYSE), the NYSE Amex, the NASDAQ Global or Global Select Market (NASDAQ) or a major foreign exchange, (ii) had a trading price during the last twelve months of at least $10.00 per share and (iii) are issued by issuers having an equity market capitalization of at least $500 million. Because Belvedere Company only accepts contributions of diversified baskets of securities (as described below), it is not subject to the requirement that not more than 80% of its assets consist of “stocks and securities” as defined in the Code. For investors that own a diversified basket of securities, investing in Belvedere Company (rather than in the Fund) avoids the costs and risks of investing in real estate and the associated financial leverage to which the Fund is subject. See “Risks of Real Estate Investments” and “Risks of Leverage” in Item 7A(b).
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

The Portfolio. The Portfolio was organized in 1995 by Eaton Vance as the successor to the investment operations of Eaton Vance Tax-Managed Growth Fund 1.0 (Tax-Managed Growth 1.0), a mutual fund established in 1966 by Eaton Vance and managed from inception for long-term, after-tax returns. As of December 31, 2009, investors in the Portfolio included six investors in addition to Belvedere Company and Tax-Managed Growth 1.0, each of which acquired or is acquiring on a continuous basis interests in the Portfolio with cash. All investors in the Portfolio are sponsored by or affiliated with Eaton Vance. As of December 31, 2009, Belvedere Company owned approximately 70.7% of the Portfolio’s net assets.
The Fund invests in the Portfolio (on an indirect basis through Belvedere Company) because it is a well-established investment portfolio that has an investment objective and policies that are compatible to those of the Fund. Investing in the Portfolio enables the Fund to participate in a substantially larger and more diversified investment portfolio than it could achieve by managing the contributed securities directly. The audited financial statements of the Portfolio for the year ending December 31, 2009 are included beginning on page 70 of this Annual Report on Form 10-K. The Portfolio’s audited financial statements include information about the assets and liabilities of the Portfolio, including Portfolio income and expenses. For a discussion of the Portfolio’s performance for the year ending December 31, 2009, see “Performance of the Portfolio” in Item 7(a). For a description of the investment advisory fee payable by the Portfolio, see “The Portfolio’s Investment Advisory Fee” in Item 13.
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
Although the Portfolio may, in addition to investing in common stocks, invest in investment-grade preferred stocks and debt securities, purchases of such securities are normally limited to securities convertible into common stocks and temporary investments in short-term notes and government obligations. During periods in which the investment adviser to the Portfolio believes that returns on common stock investments may be unfavorable, the Portfolio may invest a significant portion of its assets in U.S. government obligations and high quality short-term notes, including such investments held through EV money market funds. The Portfolio’s holdings represent a number of different industries. Not more than 25% of the Portfolio’s assets may be invested in the securities of issuers having their principal business activity in the same industry, determined as of the time of acquisition of any such securities.
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
To reduce its exposure to adverse price movements in individual securities or groups of securities holdings with large accumulated gains, the Portfolio may use various investment techniques, including, but not limited to, the purchase or sale of futures contracts on stocks and stock indexes and options thereon, the purchase of put options and sale of call options on securities held, covered short sales (on individual securities held or an index or basket securities whose constituents are held in whole or in part), equity collars, equity swap agreements forward sales of stocks and the purchase and sale of forward currency exchange contracts and currency options. By using these techniques rather than selling such securities, the Portfolio can, within certain limits, reduce its exposure to price declines in the securities without realizing substantial capital gains under current tax law.
The Portfolio’s ability to utilize covered short sales, certain equity swaps, forward sales, futures contracts and certain equity collar strategies as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within 30 days after the end of the Portfolio’s taxable year in which the hedging transaction was initiated and the underlying appreciated securities position is held unhedged for at least the next 60 days after such hedging transaction is closed. In addition, dividends received on stock for which the Portfolio is obligated to make related payments (pursuant to a short sale or otherwise) with respect to positions in substantially similar or related property are subject to federal income tax at ordinary rates and do not qualify for favorable tax treatment. Also, the holding periods required to receive tax-advantaged treatment of qualified dividends on a stock are suspended whenever the Portfolio has an option (other than a qualified covered call option not in the money when written) or contractual obligation to sell or an open short sale of substantially identical stock, is the grantor of an option (other than a qualified covered call option not in the money when written) to buy substantially identical stock or has diminished risk of loss in such stock by holding positions with respect to substantially similar or related property. The use of these investment techniques may require the Portfolio to commit or make available cash and, therefore, may not be available at such times as the Portfolio has limited holdings of cash. The Portfolio did not employ any of the techniques described above on securities holdings during the year ending December 31, 2009. See “Risks of Certain Investment Techniques” in Item 7A(b).
The Fund’s Real Estate Investments. Separate from its investment in the Portfolio through Belvedere Company, the Fund invests in certain real estate investments through Belrose Realty Corporation (Belrose Realty). The ownership structure of Belrose Realty is described below under “Organization of Belrose Realty.” As referred to above under “Fund Overview – Structure of the Fund”, the Fund invests in real estate investments to satisfy certain requirements of the Code for contributions of appreciated stocks to the Fund by Shareholders to be nontaxable. As of December 31, 2009, the real estate investments of Belrose Realty totaled approximately $191.1 million and represented 19.3% of the Fund’s total assets. The Fund acquires its real estate investments with borrowed funds, as described below under “Fund Borrowings”. The Fund seeks a return on its real estate investments over the long term that exceeds the cost of the borrowings incurred to acquire such investments. For a description of material real estate investment transactions during the year ending December 31, 2009, see “Performance of Real Estate Investments” in Item 7(a).
At December 31, 2009, Belrose Realty held investments in: two real estate joint ventures (Real Estate Joint Ventures), Deerfield Property Trust (Deerfield) and Katahdin Property Trust, LLC (Katahdin), in which Belrose Realty owns a majority economic interest; a tenancy-in-common interest in real property (Co-owned Property), Bel Stamford IV LLC (Bel Stamford IV); one wholly owned real property (Wholly Owned Property), Bel Marlborough Campus LLC (Bel Marlborough); and a portfolio of preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts (REITs). Certain of the Partnership Preference Units are held indirectly through Belvorn Holdings LLC (Belvorn). Belvorn is a Delaware limited liability company formed in 2005 and treated as a partnership for tax purposes. At December 31, 2009, Belvorn’s sole investment was Partnership Preference Units issued by Vornado Realty L.P. At December 31, 2009, Belrose Realty owned 10% of Belvorn’s outstanding units. Information included herein about Belrose Realty’s Partnership Preference Units includes the Partnership Preference Units held directly through Belrose Realty and indirectly through Belvorn. As of December 31, 2009, approximately 16.5% of the real estate investments of the Fund consisted of its investments in the Real Estate Joint Ventures, approximately 1.5% was the investment in Co-owned Property, approximately 39.1% was the investments in Wholly Owned Property and approximately 42.9% was investments in Partnership Preference Units.
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
Real Estate Joint Venture Investments. At December 31, 2009, Belrose Realty owned a majority economic interest in the Real Estate Joint Ventures, Deerfield and Katahdin.
A board of trustees or managers controls the business of each Real Estate Joint Venture. Each of Belrose Realty and the unaffiliated minority investor of the Real Estate Joint Venture (the Operating Partner) has representation on the board and the unanimous consent of the board is required for all major decisions (which include such actions as: (i) capital transactions (i.e., acquisitions, dispositions or financings); (ii) organizational events (i.e., mergers or liquidation); and (iii) operating plans (i.e., annual budgets)). The board of each Real Estate Joint Venture has delegated the day-to-day administration of the Real Estate Joint Venture and the day-to-day management of its real properties to the Operating Partner. Through its control of the day-to-day operations of the Real Estate Joint Venture and its properties, as well as its required consent to all major decisions affecting the Real Estate Joint Venture, each Operating Partner has significant participating rights and responsibilities with respect to the Real Estate Joint Venture. Each Operating Partner receives management-related fees from the Real Estate Joint Ventures and, in addition, is reimbursed for certain payroll and other direct expenses incurred.
At December 31, 2009, the assets of Deerfield and Katahdin consisted of 16 industrial distribution properties located in six states (Florida, Georgia, New Jersey, Ohio, Pennsylvania and South Carolina) and three multifamily properties located in three states (Arizona, Colorado and Washington), respectively. At December 31, 2009, the average occupancy rate of the properties owned by Deerfield and Katahdin was approximately 70% and 94%, respectively. The properties held by each Real Estate Joint Venture were acquired from or in conjunction with the Operating Partner thereof. Distributable cash flows from operations of each Real Estate Joint Venture are allocated per each Real Estate Joint Venture agreement in a manner that provides Belrose Realty: 1) a priority with respect to a fixed annual preferred return; and 2) participation on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of Belrose Realty and the subordinated preferred return of each Operating Partner. Distributable cash flows from dispositions of real properties or liquidation of each Real Estate Joint Venture are allocated on a pro rated basis up until the return of Belrose Realty and each Operating Partner’s contributed capital with any excess allocated in a manner similar to that of cash flows from operations.
Financing for the Real Estate Joint Ventures consists primarily of fixed-rate mortgage notes secured by the real properties held by each Real Estate Joint Venture that are without recourse to Fund Shareholders and generally without recourse to Belrose Realty and the Fund, as described under “Risks of Real Estate Investments” in Item 7A(b). Deerfield’s mortgage notes mature in September 2012 and Katahdin’s mortgage notes mature in June 2011. Both Belrose Realty and each Operating Partner invested equity in the Real Estate Joint Ventures. Belrose Realty’s equity in the Real Estate Joint Ventures was acquired using the proceeds of Fund borrowings.
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
The Operating Partner of Deerfield is ProLogis, a publicly owned REIT. Common shares of ProLogis are traded on the NYSE under the symbol “PLD”. Pursuant to an agreement with ProLogis, Deerfield may be liquidated at any time upon unanimous consent of the board or after August 4, 2013 by either Belrose Realty or ProLogis.
The Operating Partner of Katahdin is an indirect subsidiary of three privately held partnerships sponsored by Lehman Brothers, Bank of America and Barclays (Archstone). Pursuant to an agreement with Archstone, Katahdin may be liquidated at any time upon unanimous consent of the board or, after November 23, 2010, either Belrose Realty or Archstone may give notice to buy the other’s equity interest in the Real Estate Joint Venture or to sell its own equity interest in the Real Estate Joint Venture.

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
Co-owned Property. At December 31, 2009, Belrose Realty owned Co-owned Property through its subsidiary, Bel Stamford IV. Bel Stamford IV owns a 12.5% tenancy-in-common interest in an office property located in Connecticut. The other investors in the Co-owned Property are real estate investment affiliates of other investment funds advised by Boston Management. The Co-owned Property is financed through a fixed-rate mortgage note secured by the real property held by Bel Stamford IV that is without recourse to Fund Shareholders and generally without recourse to Belrose Realty and the Fund as described under “Risks of Real Estate Investments” in Item 7A(b). Belrose Realty’s equity in the Co-owned Property was acquired using the proceeds of Fund borrowings.
The Bel Stamford IV property is leased on a net basis through December 2017 (with the option to extend the lease for eight option periods of five years each) to a single tenant that is obligated to make specified rental payments and to bear all costs and expenses associated with the operation and maintenance of the property, including real estate taxes, repairs and insurance.
Wholly Owned Property. At December 31, 2009, Belrose Realty owned Bel Marlborough, a Wholly Owned Property. The Bel Marlborough property consists of an office property located in Marlborough, Massachusetts. The Wholly Owned Property is financed by a fixed-rate secured mortgage note secured by the real property held by Bel Marlborough, that is without recourse to Fund Shareholders and generally without recourse to Belrose Realty and the Fund as described under “Risks of Real Estate Investments” in Item 7A(b). Belrose Realty’s equity in the Wholly Owned Property was acquired using the proceeds of Fund borrowings.
The Bel Marlborough property is leased to multiple tenants. Boston Management has engaged an unaffiliated professional property management firm (the “Property Manager”) to manage Bel Marlborough. The Property Manager receives a property management fee from Bel Marlborough for providing services to Bel Marlborough. As of December 31, 2009, the property held by Bel Marlborough was 93% leased.
Partnership Preference Units. At December 31, 2009, Belrose Realty held investments in Partnership Preference Units. The assets of the partnerships that issued the Partnership Preference Units owned by Belrose Realty consisted primarily of direct or indirect ownership interests in real properties, including multifamily properties, shopping centers, manufactured home communities, self-storage facilities and office and industrial properties. The Partnership Preference Units owned by Belrose Realty as of December 31, 2009 are listed in Item 7A(a) and in the consolidated portfolio of investments included in the Fund’s consolidated financial statements, which begin on page 42 of this Annual Report on Form 10-K. Eaton Vance is not involved in the management or operation of the real estate operating partnerships that issued the Partnership Preference Units owned by Belrose Realty.
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
Belrose Realty also has issued preferred shares to satisfy certain provisions of the Code, which require that a REIT be beneficially owned in the aggregate by 100 or more persons. The preferred shares of Belrose Realty are owned by not less than 100 charitable organizations that received the preferred shares as gifts. Each charitable organization that received a preferred share was an “accredited investor” (as defined in the Securities Act) with total assets in excess of $5 million at the time the organization received the preferred shares. Eaton Vance selected the charitable organizations from the charities for which it has matched employee contributions and/or based on suggestions from its employees. As of December 31, 2009, the total value of the preferred shares outstanding of Belrose Realty was $218,500. Dividends on preferred shares are cumulative and payable annually at a dividend rate of 8%. The dividends paid on preferred shares have priority over payments on common shares. For the year ending December 31, 2009, Belrose Realty paid distributions to preferred shareholders in the amount of $17,480.
Fund Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (the DKH Credit Facility) and Merrill Lynch Mortgage Capital, Inc. (the Merrill Lynch Credit Facility) (collectively, the Credit Facility) to finance its real estate investments and to pay selling commissions and the Fund’s organizational expenses, as well as to provide for any ongoing liquidity needs of the Fund. The Credit Facility is secured by a pledge of the Fund’s assets, excluding the Fund’s investment in and the assets of the Subsidiary Real Estate Investments. At December 31, 2009, the total principal amount outstanding under the Credit Facility was $200.0 million.
The DKH Credit Facility is a term credit arrangement. Borrowings under the DKH Credit Facility accrue interest at a rate of the one-month London Interbank Offered Rate (LIBOR) plus 0.30% per annum. As of December 31, 2009, outstanding borrowings under the DKH Credit Facility totaled $200.0 million.
The Merrill Lynch Credit Facility is a revolving credit arrangement. The Fund may borrow up to $30.0 million under the Merrill Lynch Credit Facility. Borrowings under the Merrill Lynch Credit Facility accrue interest at a rate of the one-month LIBOR plus 0.38% per annum. As of December 31, 2009, there were no outstanding borrowings under the Merrill Lynch Credit Facility. The unused loan commitment amount totaled $30.0 million as of December 31, 2009. A commitment fee of 0.10% per annum is paid on the unused commitment amount.
Any increase in the size of the Credit Facility will be subject to lender consent and may result in a change to the terms of the DKH Credit Facility and/or the Merrill Lynch Credit Facility including to the interest rates and fees paid thereunder.
On December 21, 2009, the Fund entered into a credit arrangement with Bank of America (the New Credit Facility) to refinance the existing Credit Facility on or before April 1, 2010 (the Refinancing Date). On the Refinancing Date, the Fund will borrow under the New Credit Facility to repay and terminate the Credit Facility. Under the New Credit Facility, the Fund may borrow to finance its real estate investments, pay ordinary course Fund expenses and provide for ongoing liquidity needs of the Fund. All Fund borrowings under the New Credit Facility will be secured by a pledge of the Fund’s assets, excluding the Fund’s real estate investments.
Obligations under the Credit Facility and the New Credit Facility are without recourse to Fund Shareholders. As described above, financing for the Subsidiary Real Estate Investments consists primarily of fixed-rate mortgage notes secured by the real properties held by the Subsidiary Real Estate Investments that are without recourse to Fund Shareholders and generally without recourse to Belrose Realty and the Fund. See “Risks of Real Estate Investments” in Item 7A(b).
Interest Rate Swap Agreements. The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. (MLCS) to fix the cost of a portion of its borrowings under the Credit Facility. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with the one-month and three-month LIBOR. The interest rate swap agreements currently in effect extend until June 28, 2012, subject to the Fund’s earlier termination rights in the case of certain swaps, and provide for the Fund to make payments to MLCS at fixed rates averaging 4.31%. The variable floating rate payments from MLCS were 0.53% and 0.25%, respectively on December 31, 2009. See Note 10 to the Fund’s consolidated financial statements beginning on page 42 of this Annual Report on Form 10-K.
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

As described above, the Fund pursues its objective primarily by investing in Belvedere Company. Belvedere Company invests exclusively in the Portfolio. Boston Management acts as investment adviser of the Portfolio and manager of Belvedere Company. EV Distributors acts as placement agent for Belvedere Company and the Portfolio. As of December 31, 2009, the assets of the Fund represented approximately 0.61% of assets under management by Eaton Vance and its affiliates. The offices of the Fund, Eaton Vance, Boston Management and EV Distributors are located at Two International Place, Boston, Massachusetts 02110.
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

Item 4. Reserved.
PART II
Item 5. Determining Net Asset Value, Market for Fund Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities.
This Item and other Items in this report contain summaries of certain provisions contained in the Limited Liability Company Agreement of the Fund as amended from time to time (the LLC Agreement). The LLC Agreement and all amendments thereto have been filed as exhibits to the Fund’s registration statement on Form 10 and/or periodic reports on Forms 10-Q and 10-K. All such summaries are qualified in their entirety by the actual provisions of the LLC Agreement, which are incorporated by reference herein.
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
Redemption of Fund Shares. Shares of the Fund generally may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a Shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission, although an original letter of instruction and supporting documents must be delivered before proceeds are delivered. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all Shareholders and all outstanding Fund Shares generally are eligible for redemption (except for Shares subject to an estate freeze election). During each month in the quarter ending December 31, 2009, the total number of Shares redeemed and the average price paid per Share were as follows:

	Total No. of Shares	Average Price Paid
Month Ending	Redeemed(1)	Per Share
October	320,090.208	$74.02
November	162,039.046	$76.27
December	753,177.135	$77.91
Total	1,235,306.389	$76.63

(1)	All Shares redeemed during the periods were redeemed at the option of Shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase Shares other than at the option of Shareholders.

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
The Fund may compulsorily redeem all or a portion of the Shares of a Shareholder if the Fund has determined that such redemption is necessary or appropriate to avoid registration of the Fund or Belvedere Company under the 1940 Act, or to avoid adverse tax or other consequences to the Portfolio, Belvedere Company, the Fund or Shareholders including those redemptions arising as the result of applicable anti-money laundering requirements.
The right of a Shareholder to redeem can be suspended and the payment of the redemption price may be deferred while there is an outstanding event of default under the Credit Facility (see Item 7A(b)), when the NYSE is closed, during periods when trading on the NYSE is restricted or during any emergency as determined by the SEC, at any time when it is impracticable for the Portfolio or the Fund to dispose of or value its assets, or during any other period permitted by order of the SEC for the protection of investors.
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

Determining Net Asset Value. Boston Management, as investment adviser, is responsible for determining the value of the Fund’s assets. The Fund’s custodian, State Street Bank and Trust Company, calculates the value of the assets of the Fund, Belvedere Company, the Portfolio and the EV money market funds each day that the NYSE is open for trading, as of the close of regular trading on the NYSE. The Fund’s net asset value per Share is calculated by dividing the value of the Fund’s total assets, less its liabilities, by the number of Shares outstanding.
The Fund’s net assets are valued in accordance with the Fund’s valuation procedures and reflect the value of its directly held assets, including its interests in EV money market funds, if any, and liabilities, as well as the net asset value of the Fund’s investment in the Portfolio held through Belvedere Company and in real estate investments held through Belrose Realty. The trustees of the Portfolio have established procedures for the valuation of the Portfolio’s assets under normal market conditions. Pursuant to these procedures, marketable securities listed on U.S. securities exchanges generally are valued at the last sale price on the day of the valuation or, if there were no sales, at the mean between the closing bid and asked prices therefor on the exchange where such securities are principally traded. Marketable securities listed on the NASDAQ generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the last available bid and asked prices or by a third party pricing service. Exchange-traded options are valued at the last sale price for the day of valuation as quoted on the principal exchange or board of trade on which the options are traded, or in the absence of a sale on such day, at the mean between the latest bid and asked prices therefor. Futures positions on securities or currencies are generally valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. The EV money market funds generally value their investment securities utilizing the amortized cost valuation technique permitted by Rule 2a-7 under the 1940 Act, pursuant to which each fund must comply with certain conditions. This technique involves initially valuing a portfolio security at its cost and thereafter assuming a constant amortization to maturity of any discount or premium. If amortized cost is determined not to approximate fair value, the EV money market funds may value their investment securities based on available market quotations provided by a third party pricing service.
Foreign securities and currencies held by the Portfolio are valued in U.S. dollars, as calculated by the Portfolio’s custodian based on foreign currency exchange rate quotations supplied by a third party pricing service. Valuation of foreign securities may be adjusted from prices in effect at the close of trading on foreign exchanges to more accurately reflect their fair value as of the close of regular trading on the NYSE. In adjusting the value of foreign equity securities the Portfolio may rely on a third party pricing service. Investments for which valuations or market quotations are not readily available are valued at fair value as determined in good faith by or at the direction of the Portfolio’s trustees, considering relevant factors, data and information including, in the case of restricted securities, the market value of freely tradable securities of the same class in the principal market on which such securities are normally traded.
The Fund’s real estate investments are valued each day as determined in good faith by Boston Management after consideration of relevant factors, data and information. The procedures for valuing real estate investments are described under “Critical Accounting Estimates” in Item 7(e). The Fund’s interest rate swap agreements are normally valued by a third party pricing service. Fixed liabilities of the Fund generally are stated at principal value.
Historic Net Asset Values. Set forth below are the high and low net asset values per Share (NAVs) of the Fund for each quarter during the two years ending December 31, 2009 and 2008, the closing NAV on the last business day of each quarter, and the percentage change in NAV during each such quarter.

			NAV at	Quarterly %
Quarter Ending	High NAV	Low NAV	Quarter End	Change in NAV(1)
12/31/09	$78.79	$71.06	$77.88	6.39%
9/30/09	$74.13	$58.74	$73.20	19.02%
6/30/09	$66.51	$57.86	$61.50	8.08%
3/31/09	$73.83	$48.88	$56.90	-20.04%
12/31/08	$96.67	$61.30	$71.16	-26.59%
9/30/08	$110.66	$94.79	$96.94	-9.03%
6/30/08	$118.53	$106.56	$106.56	-3.97%
3/31/08	$123.01	$106.99	$110.96	-11.15%

(1)	Shares, when redeemed, may be worth more or less than their original cost. Changes in NAV are historical. Data are for the stated time period only. For information about the performance of the Fund, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” in Item 7(a).

(b) Record Holders of Shares of the Fund.
As of February 17, 2010, there were 372 record holders of Shares of the Fund.
(c) Distributions.
Income and Capital Gain Distributions. The Fund intends to distribute at the end of each year, or shortly thereafter, an amount approximately equal to the taxes payable on its net investment income allocated to Shareholders. Prior to December 31, 2009, the Fund had distributed all of its net investment income to Shareholders. The Fund also intends to make annual capital gain distributions to such Shareholders equal to approximately 18% of the amount of its net realized capital gains, if any, other than certain precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event for a security contributed to the Fund by that Shareholder or that Shareholder’s predecessor in interest. The Fund’s net investment income and net realized gains include the Fund’s allocated share of the net investment income and net realized gains of Belvedere Company and, indirectly, the Portfolio, as well as income and capital gains, if any, distributed by Belrose Realty. The Fund’s distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income or loss and net realized gain or loss as set forth in the Fund’s consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under GAAP. The amount of the Fund’s distributions may be adjusted in the future to reflect changes in effective tax rates. The Fund intends to pay distributions, if any, on the last business day of each fiscal year of the Fund (which concludes on December 31) or shortly thereafter. The Fund’s distribution rates with respect to realized gains may be adjusted in the future to reflect changes in the effective maximum marginal individual federal tax rate applicable to long-term capital gains.
Shareholder distributions with respect to net investment income, realized post-contribution gains and certain other realized gains are made pro rata in proportion to the number of Shares held as of the record date of the distribution. All income and capital gain distributions (including Special Distributions described below) are paid by the Fund in cash or, at the election of the Shareholder, are reinvested in Fund Shares at the net asset value as of the date of reinvestment. Distributions are generally not taxable to the recipient Shareholder unless the distributions exceed the recipient Shareholder’s tax basis in Fund Shares. The Fund’s Credit Facility prohibits the Fund from making any distribution to Shareholders while there is an event of default outstanding under the Credit Facility (see Item 7A(b)).
On January 27, 2010, the Fund made a distribution of $0.23 per Share to Shareholders of record on January 26, 2010. On January 22, 2009, the Fund made a distribution of $1.45 per Share to Shareholders of record on January 20, 2009. On January 30, 2008, the Fund made a distribution of $1.81 per Share to Shareholders of record on January 29, 2008.
Special Distributions. In addition to the pro rata income and capital gain distributions described above, the Fund also makes distributions to Shareholders of allocated precontribution gain (other than certain precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event involving a security contributed by such Shareholder or such Shareholder’s predecessor in interest) (a Special Distribution). Special Distributions generally equal approximately 18% of the amount of realized precontribution gains plus approximately 4% of the allocated precontribution gain or such other percentage as deemed appropriate to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and Special Distributions. Special Distributions are made solely to the Shareholders to whom the precontribution gain is allocated. The Fund does not intend to make Special Distributions to a Shareholder in respect of realized precontribution gain allocated to a Shareholder or such Shareholder’s predecessor in interest in connection with a taxable tender offer or other taxable corporate event involving a security contributed by such Shareholder or such Shareholder’s predecessor in interest. Special Distributions of $52,879 were accrued during the year ending December 31, 2009. Special Distributions of $438,782 were accrued during the year ending December 31, 2008 and subsequently paid during the year ending December 31, 2009.

Item 6. Selected Financial Data.
Table of Selected Financial Data. The consolidated data referred to below reflects the Fund’s historical results for the years ending December 31, 2009, 2008, 2007, 2006 and 2005. The following information should be read in conjunction with all of the consolidated financial statements and related notes appearing on 42 of this Annual Report on Form 10-K. The other consolidated data referred to below is as of each year end.

	Year Ending	Year Ending	Year Ending	Year Ending	Year Ending
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
Total investment income	$38,982,030	$57,265,312	$54,592,768	$46,412,378	$35,404,755
Interest expense	$6,681,701	$18,312,752	$26,599,581	$21,839,659	$10,415,418
Net expenses (including interest expense)	$16,944,427	$31,845,680	$41,447,851	$32,331,315	$19,125,936
Net investment income	$22,037,603	$25,419,632	$13,144,917	$14,081,063	$16,278,819
Net realized gain (loss)	$(100,415,258)	$(29,407,784)	$76,813,580	$59,033,287	$31,499,490
Net change in unrealized appreciation (depreciation)	$145,089,251	$(700,068,269)	$(23,393,716)	$174,054,432	$75,990,958
Net increase (decrease) in net assets from operations	$66,711,596	$(704,056,421)	$66,564,781	$247,168,782	$123,769,267
Total assets	$990,530,153	$1,381,812,125	$2,328,469,371	$2,321,691,546	$2,148,260,625

Loan payable—Credit Facility	$200,000,000	$365,500,000	$417,500,000	$356,500,000	$393,500,000
Mortgage notes payable	$59,406,285	$85,960,592	$86,951,932	$62,401,229	$—
Net assets	$708,014,626	$918,658,409	$1,820,169,810	$1,899,447,145	$1,753,010,400
Shares outstanding	9,090,634	12,909,886	14,573,940	15,490,955	16,186,813
Net asset value and redemption price per Share	$77.88	$71.16	$124.89	$122.62	$108.30
Net increase (decrease) in net assets from operations per Share	8.18	$(51.89)	$4.20	$15.60	$7.56
Distribution paid per Share(1)(2)	1.45	$1.81	$1.93	$1.28	$1.29

(1)	The Fund makes Special Distributions which are not made on a pro rata basis. See Item 5(c). Special Distributions accrued during the year ending December 31, 2009 and 2008 amounted to $0.005 and $0.032 per Share, respectively. There were no Special Distributions made during the years ending December 31, 2007, 2006 and 2005.

(2)	Distributions of net investment income and net realized capital gains are normally paid at the end of each year, or shortly thereafter, to Shareholders of record as of the record date. See “Distributions” in Item 5(c).
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
The following discussion should be read in conjunction with the Fund’s consolidated financial statements and related notes which are included on pages 42 of this Annual Report on Form 10-K.

(a) Results of Operations.
Increases and decreases in the Fund’s net asset value per share are based on net investment income or loss and realized and unrealized gains and losses on investments. The Fund’s net investment income or loss is determined by subtracting the Fund’s total expenses from its investment income. The Fund’s investment income generally includes the net investment income allocated to the Fund from Belvedere Company, rental income from Wholly Owned Property, net investment income allocated to the Fund from the Real Estate Joint Ventures and Co-owned Property, distribution income from the Partnership Preference Units and interest earned on the Fund’s short-term investments, including investments in an EV money market fund. The net investment income of Belvedere Company allocated to the Fund includes dividends, interest and expenses allocated to Belvedere Company by the Portfolio less the expenses of Belvedere Company allocated to the Fund. The Fund’s total expenses generally include the Fund’s investment advisory and administrative fees, distribution and servicing fees, interest expense from mortgage notes on Wholly Owned Property, interest expense on the Fund’s Credit Facility, property operating expenses and other miscellaneous expenses. The Fund’s realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund’s indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belrose Realty, the Fund’s interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.
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
MD&A for the Year Ending December 31, 2009 Compared to the Year Ending December 31, 2008.(1)
Performance of the Fund. The Fund’s investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance, as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index (the Index) as the Fund’s primary performance benchmark. The Index is a broad-based, unmanaged index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in the Portfolio. The Fund invests in the Portfolio through its interest in Belvedere Company. The Fund’s performance will differ from that of the Portfolio primarily due to its investments outside the Portfolio. In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowings incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of a portion of its borrowings under the Credit Facility.
The Fund’s total return for the year ending December 31, 2009 was 11.97%. This return reflects an increase in the Fund’s net asset value per Share from $71.16 to $77.88 and a distribution of $1.45 per Share during the period. For comparison, the Index had a total return of 26.47% over the same period. The combined impact on performance of the Fund’s investment activities outside of the Portfolio was negative for the year ending December 31, 2009.
The Fund had a total return of -42.12% for the year ending December 31, 2008. This return reflected a decrease in the Fund’s net asset value per Share from $124.89 to $71.16 and a distribution of $1.81 per Share during the period. For comparison, the Index had a total return of -36.99% over the same period.

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

Performance of the Portfolio. For the year ending December 31, 2009 the Portfolio had a total return of 23.32%. The Portfolio underperformed the Index, which had a total return of 26.47% over the same period, due in part to differences in sector allocation and stock selection versus the Index.
Each of the 10 economic sectors represented in the Index registered positive results for the year. The information technology (IT) sector gained more than 60%, followed by materials and consumer discretionary, each of which advanced more than 40%. In contrast, telecommunication services was the only sector with single-digit returns, while utilities, energy, and consumer staples had returns ranging between 11% and 15%, reflecting the dominance of cyclical stocks over defensive stocks during the period.
Best-performing industries for the Index included real estate management and development, automobiles, internet and catalog retailers, paper and forest products, auto components, energy equipment and services, wireless telecommunication services and multiline retailers. Conversely, construction materials, diversified consumer services, construction and engineering, biotechnology, thrifts and mortgage companies and commercial banks each posted losses for the year.
During the year ending December 31, 2009, the Portfolio remained overweighted in the health care, industrials, consumer staples and consumer discretionary sectors, while continuing to underweight IT, financials, materials, energy, telecommunications and utilities. While management selectively increased the Portfolio’s overall exposure to specific areas within the IT sector, stock selection in this space proved to have the largest negative impact on relative performance for the year. Underweighting stronger performing industries, such as computers and peripherals and software, hurt returns, as did stock selection in the communication equipment industry. An overweight allocation and stock selection in health care also detracted, as did stock selection in financials, where a number of lower-priced, lower-quality companies represented in the Index saw their stock prices ascend further than the higher-quality names held by the Portfolio.
In contrast, the Portfolio benefited from its investments in the energy, utilities, industrials and telecommunication services sectors. Stock selection in the energy sector lifted returns, as management’s emphasis on the more specialized exploration and production companies over the mega-cap and more-defensive integrated oil names keyed relative gains. The Portfolio’s de-emphasis of the lagging telecommunication services and utilities sectors also helped relative performance, as did security selection among industrial conglomerates and machinery stocks.
Performance of Real Estate Investments. The Fund’s real estate investments are held through Belrose Realty. As of December 31, 2009, real estate investments included: two Real Estate Joint Ventures (Deerfield and Katahdin); one Wholly Owned Property (Bel Marlborough); a Co-owned Property (Bel Stamford IV); and a portfolio of Partnership Preference Units. Deerfield owns industrial distribution properties, Katahdin owns multifamily properties, Bel Marlborough owns an office property and Bel Stamford IV owns an interest in an office property leased to a single tenant.
During the year ending December 31, 2009, Belrose Realty sold Bel Larimer LLC (Bel Larimer), a Wholly Owned Property, for approximately $27.8 million, including the assumption of the mortgage note by the buyer. In addition, Katahdin sold three properties for approximately $85.0 million, and Deerfield sold one property for approximately $3.9 million. The Fund’s proportional share of the net proceeds from these transactions were used to pay down a portion of the Fund’s Credit Facility. Belrose Realty recognized a net loss of approximately $18.5 million on these sales transactions.
During the year ending December 31, 2009, Belrose Realty sold certain of its Partnership Preference Units for approximately $5.5 million (representing a sale to the issuer of such Partnership Preference Units), recognizing a loss of approximately $2.5 million on the sale transaction.
The Fund’s real estate investments produced negative returns for the year ending December 31, 2009, with decreases in the fair value of real property investments more than offsetting net investment income and increases in the fair value of Partnership Preference Units. Valuations of the real property investments decreased during the period due to further widening of capitalization rates and discount rates as well as weakening in other market metrics. The increases in capitalization rates and discount rates reflect the re-pricing of risk by commercial real estate investors and the reduced availability and increased cost of debt financing. These factors, along with general economic conditions, have kept transactional activity at levels significantly below that of recent years and caused continued downward pressure on the valuations of real property investments. The fair value of Partnership Preference Units increased from December 31, 2008 due to the tightening of credit spreads, as the general market for preferreds and other fixed income securities improved during the period.

During the year ending December 31, 2009, the Fund’s net investment income from real estate investments was approximately $14.8 million compared to approximately $21.6 million for the year ending December 31, 2008, a decrease of $6.8 million or 31%. The decrease was principally due to decreases in the net investment income from Katahdin due to the sale of three properties during the period, prepayment penalties incurred and paid by the Real Estate Joint Venture upon repayment of the related mortgage note payables, as well as decreases in the net investment income from Bel Marlborough, and lower distributions from investments in Partnership Preference Units principally due to fewer average holdings of Partnership Preference Units during the period, partially offset by an increase in the net investment income related to the acquisition of Bel Stamford IV in June 2008.
The fair value of the Fund’s real estate investments was approximately $191.1 million at December 31, 2009 compared to approximately $324.6 million at December 31, 2008, a net decrease of $133.5 million or 41%. This net decrease was due to decreases in the fair value of Belrose Realty’s continuing investments in real property, including the write-down of Belrose Realty’s remaining equity investment in Deerfield to zero, and the sales of properties and Partnership Preference Units referenced above, partially offset by a net increase in the fair value of continuing investments in Partnership Preference Units.
Performance of Interest Rate Swap Agreements. For the year ending December 31, 2009, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $2.3 million, compared to approximately $11.5 million of net realized and unrealized losses for the year ending December 31, 2008. Net realized and unrealized losses on swap agreements for the year ending December 31, 2009 consisted of $6.3 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s consolidated financial statements), partially offset by $4.0 million of net unrealized gains due to changes in swap agreement valuations. The positive contribution to Fund performance from changes in swap agreement valuations for the year ending December 31, 2009 was attributable to an increase in swap rates during the period and a decrease in the remaining term of the agreements.
MD&A for the Year Ending December 31, 2008 Compared to the Year Ending December 31, 2007.
Performance of the Fund. The Fund had a total return of -42.12% for the year ending December 31, 2008. This return reflected a decrease in the Fund’s net asset value per Share from $124.89 to $71.16 and a distribution of $1.81 per Share during the period. For comparison, the Index had a total return of -36.99% over the same period.
The Fund had a total return of 3.47% for the year ending December 31, 2007. This return reflected an increase in the Fund’s net asset value per Share from $122.62 to $124.89 and a distribution of $1.93 per Share during the period. For comparison, the Index had a total return of 5.49% over the same period.
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
Equity markets posted double-digit declines for the year ending December 31, 2008. The Index suffered its worst loss since 1937, while the Dow Jones Industrials Average experienced the third-worst loss in its history. On average, small-capitalization stocks slightly outperformed large-capitalization stocks and value-style investments fared better than growth-style investments.
For the year ending December 31, 2008, all ten sectors in the Index registered declines. Consumer staples, health care and utilities were relatively stronger during the year, while the financials, materials and information technology sectors produced the weakest results. Market-leading industries of 2008 included food and staples retailing, biotechnology, and household products. In contrast, the thrifts and mortgage finance, independent power producers, wireless telecommunication services, and capital markets industries realized the most significant losses.
The Portfolio’s performance for the year ending December 31, 2008 was -32.76%, which outperformed the return of the Index by 4.23%. The Portfolio outperformed its benchmark due in part to differences in sector allocation and relatively stronger stock selection versus the Index. For comparison, the total return of the Portfolio for the year ending December 31, 2007 was 4.72%, which trailed the Index by 0.77%.
During the year ending December 31, 2008, the Portfolio remained overweight in the industrials, consumer staples and consumer discretionary sectors, while continuing to underweight the technology, materials, telecommunications and utilities sectors. The Portfolio benefited from its relatively stronger investments in eight of the ten economic sectors. Its commitment to consumer staples and health care, including investment selections in beverages, food products and pharmaceutical stocks, added to results. The Portfolio’s underweight exposure to the information technology sector, specifically computers and peripherals, software and semiconductors, also proved beneficial. Stock selection within the energy equipment and services and chemicals industries additionally boosted the Portfolio’s results. An underweight position in the materials sector – one of the worst performing sectors in the Index – added value relative to the benchmark. A shift during the year to reduce the Portfolio’s overweight exposure to financials, combined with selectiveness within the sector, added to the Portfolio’s relative performance.
During the year ending December 31, 2008, the Portfolio’s underweight positions in the relatively strong-performing electric utilities and telecommunications sectors hurt its performance versus its benchmark.
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
The Fund’s real estate investments produced negative returns for the year ending December 31, 2008, with decreases in investment values and other factors more than offsetting the net investment income generated during the period. Valuations of the Subsidiary Real Estate Investments decreased throughout the year, at a rate which accelerated in the fourth quarter due to further widening in capitalization rates and discount rates. The increases in capitalization rates and discount rates reflected the re-pricing of risk by commercial real estate investors and the reduced availability and increased cost of debt financing. These factors, along with general economic uncertainty, caused a significant decrease in transactional activity during the year, driving down the valuations of real property investments. Similarly, the fair values of Partnership Preference Units decreased from December 31, 2007 due to a continued widening of credit spreads as the general market for preferred and other fixed income securities weakened substantially as a result of the ongoing global financial crisis.
During the year ending December 31, 2008, the Fund’s net investment income from real estate investments was approximately $21.6 million compared to approximately $18.4 million for the year ending December 31, 2007, an increase of $3.2 million or 17%. The increase was due principally to an increase in the net investment income from the properties held by Katahdin, higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the period and the acquisition of Bel Stamford IV in June 2008.
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
Performance of Interest Rate Swap Agreements. For the year ending December 31, 2008, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $11.5 million, compared to net realized and unrealized losses of $4.9 million for the year ending December 31, 2007. Net realized and unrealized losses on swap agreements for the year ending December 31, 2008 consisted of $4.1 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s consolidated financial statements), and $7.4 million of net unrealized losses due to changes in swap agreement valuations. The negative contribution to Fund performance from changes in swap agreement valuations in 2008 was attributable to a decrease in swap rates during the year.

(b) Liquidity and Capital Resources.
Outstanding Borrowings. The Fund has entered into the Credit Facility primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. On December 21, 2009, the Fund entered into the New Credit Facility with Bank of America to refinance the existing Credit Facility on or before April 1, 2010. The Fund intends to use the New Credit Facility for the same purposes.
As of December 31, 2009, the Fund had outstanding borrowings of $200.0 million and unused loan commitments of $30.0 million under the Credit Facility.
As of December 31, 2009, Bel Marlborough had outstanding borrowings consisting of fixed-rate secured mortgage note obligations of $59.4 million.
Obligations under the Credit Facility are without recourse to Shareholders. The Fund is required under the Credit Facility to maintain at all times a specified asset coverage ratio. To comply with the terms of the Credit Facility, the Fund may be required to dispose of assets on unfavorable terms if market fluctuations or other factors reduce the required asset coverage to less than the prescribed amount. The rights of the lenders under the Credit Facility to receive payments of interest on and repayments of principal of borrowings will be senior to the rights of the Shareholders. Under the terms of the Credit Facility, the Fund is not permitted to make distributions of cash or securities while there is outstanding an event of default under the Credit Facility. During such periods, the Fund would not be able to honor redemption requests or make cash distributions. The Credit Facility is secured by a pledge of the Fund’s assets, excluding the Fund’s investment in and the assets of the Subsidiary Real Estate Investments. Following an event of default under the Credit Facility, the lender could elect to sell pledged assets of the Fund without regard to the tax or other consequences of such action for the Shareholders. The New Credit Facility contains similar provisions restricting redemptions and cash distributions in the case of an event of default by the Fund under the New Credit Facility. In addition, the lender would have similar rights to Fund assets in the event of a default under the New Credit Facility.
Liquidity. The Fund may redeem shares of Belvedere Company at any time. During the year ending December 31, 2009, Fund redemptions from Belvedere Company included redemptions of shares of Belvedere Company for cash in the amount of $161.6 million. Such proceeds were used to pay down outstanding debt under the Credit Facility. Both Belvedere Company and the Portfolio normally follow the practice of satisfying redemptions primarily by distributing securities drawn from the Portfolio. Belvedere Company and the Portfolio may also satisfy redemptions by distributing cash. As of December 31, 2009, the Portfolio had cash and short-term investments in the amount of $109.9 million. The Portfolio participates in a $450.0 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings at December 31, 2009. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of December 31, 2009, the Portfolio held no illiquid assets.
The liquidity of Belrose Realty’s investments in Real Estate Joint Ventures is extremely limited and relies principally upon the buy/sell and/or liquidation agreements with the Operating Partners that are described in “Real Estate Joint Venture Investments” under “The Fund’s Real Estate Investments” in Item 1. Transfers of Belrose Realty’s interest in the Real Estate Joint Ventures to parties other than the Operating Partners are restricted by the terms of the operative agreements of the Real Estate Joint Ventures and lender consent requirements. Belrose Realty’s interest in Co-owned Property and Wholly Owned Property is generally illiquid. The Partnership Preference Units held by Belrose Realty are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are considered illiquid.
(c) Off-Balance Sheet Arrangements.
The Fund does not have any relationships with unconsolidated entities that have been established solely for the purpose of facilitating off-balance sheet arrangements.

(d) The Fund’s Contractual Obligations.
The following table sets forth the amounts of payments due under the specified contractual obligations outstanding as of December 31, 2009:

	Payments due:
		Less than 1			More than
Type of Obligation	Total	Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt:

Mortgage Debt(1)	$59,406,285	$1,111,308	$2,397,594	$55,897,383	$—

Borrowings under Credit Facility(2)	$200,000,000	$200,000,000	$—	$—	$—

Service Agreements(3)

Other Long-Term Liabilities:

Interest Rate Swap Agreements(4)	$6,486,509	$3,574,865	$2,911,644	$—	$—

Total	$265,892,794	$204,686,173	$5,309,238	$55,897,383	$—

(1)	The property held by Belrose Realty is financed in part through mortgage notes issued to the Wholly Owned Property. The mortgage notes are secured by the underlying property and are without recourse to Fund Shareholders and generally without recourse to the other assets of the Fund or Belrose Realty, as described in “Risks of Real Estate Investments” in Item 7A(b). The mortgage note matures in 2014. Amount does not reflect interest. The mortgage notes cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty.

(2)	The Fund has entered into a Credit Facility and a New Credit Facility as described in “Liquidity and Capital Resources” above. The Credit Facility is secured by a pledge of the Fund’s assets, excluding the Fund’s investments in and the assets of the Subsidiary Real Estate Investments and expires on June 25, 2010. The Fund expects to terminate the Credit Facility and borrow under its New Credit Facility on or before April 1, 2010. All Fund borrowings under the New Credit Facility will be secured by a pledge of the Fund’s assets, excluding the Fund’s real estate investments. The Credit Facility is primarily used to finance the Fund’s equity in its real estate investments and to satisfy the liquidity needs of the Fund. Amount does not reflect interest.

(3)	The Fund and Belrose Realty have entered into agreements with certain service providers pursuant to which the Fund and Belrose Realty pay fees as a percentage of assets. These fees include fees paid to Eaton Vance and its affiliates (which are described in Item 13). These agreements generally continue indefinitely unless terminated by the Fund or Belrose Realty (as applicable) or the service provider. For the year ending December 31, 2009, fees paid to Eaton Vance and its affiliates equaled approximately 1.31% of the Fund’s average net assets. Because these fees are based on the Fund’s assets (which will fluctuate over time) it is not possible to specify the dollar amounts payable in the future.

(4)	The Fund has entered into interest rate swap agreements to fix the cost of a portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Pursuant to the agreements, the Fund makes payments to the counterparty, MLCS, at predetermined fixed rates in exchange for floating rate payments that fluctuate with the one-month and three-month LIBOR. The amounts disclosed in the table represent the fixed interest amounts payable by the Fund. The periodic floating rate payments that the Fund expects to receive pursuant to the agreements reduce the fixed interest cost to the Fund. The swap agreements expire on June 25, 2010 and June 28, 2012, subject to the Fund’s right to terminate earlier in the case of some swaps.
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
As of December 31, 2009, the fair value of the Fund’s real estate investments represented 19.3% of the Fund’s total assets. Valuations of the Fund’s Partnership Preference Units and Subsidiary Real Estate Investments are inherently uncertain because they involve the use of assumptions and estimates. If the assumptions and estimates used in the valuations were to change, it could materially impact the fair value of the Fund’s holdings of Partnership Preference Units and Subsidiary Real Estate Investments.
The fair value of property held by the Fund’s Subsidiary Real Estate Investments is based on appraisals provided by independent, licensed appraisers (Appraisers) and valuations, if applicable, prepared by Boston Management. Appraisers may perform other valuation services for the Fund.
The appraisals of properties are conducted by Appraisers on at least an annual basis. Appraisals of properties may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances, that may materially impact fair values, have occurred since the most recent appraisal. Each appraisal is conducted in accordance with the Uniform Standards of Professional Appraisal Practices (as well as other relevant standards). Boston Management reviews the appraisal of each property and generally relies on the assumptions and estimates made by the Appraiser when determining fair value.
In deriving the fair value of a property, an Appraiser considers numerous factors, including the expected future cash flows from the property, recent sale prices for similar properties and, if applicable, the replacement cost of the property, in order to derive an indication of the amount that a prudent, informed purchaser-investor would pay for the property. More specifically, the Appraiser considers the revenues and expenses of the property and the estimated future growth or decline thereof, which may be based on tenant credit quality, property condition, change in market or submarket conditions, market trends, interest rates, inflation rates or other factors deemed relevant by the Appraiser. The Appraiser estimates operating cash flows from the property and the sale proceeds of a hypothetical transaction at the end of a hypothetical holding period. The cash flows are discounted to their present values using a market-derived discount rate and are added together to obtain a value indication. This value indication is compared to the value indication that results from applying a market-derived capitalization rate to a single year’s stabilized net operating income for the property. The assumed capitalization rate may be extracted from local market transactions or, when transaction evidence is lacking, obtained from trade sources. The Appraiser considers the value indications derived by these two methods, as well as the value indicated by recent market transactions involving similar properties, in order to produce a final value estimate for the property. Property appraisals are inherently uncertain because they apply assumed discount rates, capitalization rates, growth rates and inflation rates to the Appraiser’s estimated stabilized cash flows, and due to the unique characteristics of a property. If the assumptions and estimates used by the Appraisers to determine the value of the properties owned by the Subsidiary Real Estate Investments were to change, it could materially impact the fair value of the Subsidiary Real Estate Investments.

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
Boston Management determines the fair value of the Fund’s interest in Co-owned Property by applying the Fund’s ownership interest to the fair value of the property, net of any associated mortgage debt, if any.
Mortgage notes payable, which are generally without recourse to the Fund and Belrose Realty, are generally stated at the amounts payable. A mortgage note payable may be adjusted to the fair value of the real property securing the mortgage note if the fair value of the real property is less than the outstanding principal balance.
The fair value of the Partnership Preference Units is based on analysis and calculations performed on at least a monthly basis by a third party service provider. The service provider calculates an estimated price and yield (before accrued distributions) for each issue of Partnership Preference Units based on descriptions of such issue provided by Boston Management and certain publicly available information including, but not limited to, the trading prices of publicly issued debt and/or preferred stock instruments of the same or similar issuers, which may be adjusted to reflect the illiquidity and other structural characteristics of the Partnership Preference Units (such as call provisions). Daily valuations of Partnership Preference Units are determined by adjusting prices from the service provider to account for accrued distributions under the terms of the Partnership Preference Units. If changes in relevant markets, events that materially affect an issuer or other events that have a significant effect on the price or yield of Partnership Preference Units occur, relevant prices or yields may be adjusted to take such occurrences into account. Boston Management reviews the analysis and calculations performed by a third party service provider. Boston Management generally relies on the assumptions and estimates made by the service provider when determining the fair value of the Partnership Preference Units.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(a) Quantitative Information About Market Risk.
Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate mortgage notes secured by the real property of the Subsidiary Real Estate Investments. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on the one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a portion of its borrowings under the Credit Facility. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with the one-month and three-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.
The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes.

This information should be read in conjunction with Notes 10 and 11 to the Fund’s consolidated financial statements beginning on page 42 of this Annual Report on Form 10-K.
Interest Rate Sensitivity
Cost, Principal (Notional) Amount
by Contractual Maturity and Callable Date
for the Twelve Months Ending December 31,*

								Fair Value
								as of
								December
	2010	2011	2012	2013	2014	Thereafter	Total	31, 2009

Rate sensitive liabilities:
Long-term debt:
Fixed-rate mortgages	$1,111,308	$1,171,424	$1,226,170	$1,301,121	$54,596,262	$—	$59,406,285	$53,400,000 (2)
Average interest rate	5.21%	5.21%	5.21%	5.21%	5.21%		5.21%
Variable-rate Credit Facility	$200,000,000						$200,000,000	$200,000,000
Average interest rate	0.53%						0.53%

Rate sensitive derivative financial instruments:
Pay fixed/receive variable interest rate swap agreements	$83,306,500		$40,000,000				$123,306,500	$(4,433,777)

Average pay rate	4.05%		4.88%				4.31%

Average receive rate	0.53%		0.25%				0.44%

Rate sensitive investments:
Fixed-rate Partnership Preference Units:
Colonial Realty Limited Partnership, 7.25% Series B Cumulative Redeemable Perpetual Preferred Units, Callable 8/24/09, Current Yield: 10.70%	$19,419,240						$19,419,240	$13,552,000

Essex Portfolio, L.P., 7.875% Series B Cumulative Redeemable Preferred Units, Callable 12/31/09, Current Yield: 9.29%	$26,643,900						$26,643,900	$22,250,655

								Fair Value
								as of
								December
	2010	2011	2012	2013	2014	Thereafter	Total	31, 2009
Liberty Property Limited Partnership, 7.40% Series H Cumulative Redeemable Preferred Units, Callable 8/21/12, Current Yield: 9.60%			$25,000,000				$25,000,000	$19,270,000

MHC Operating Limited Partnership, 8.0625% Series D Cumulative Redeemable Perpetual Preference Units, Callable 3/24/10, Current Yield: 10.40%	$25,186,560						$25,186,560	$19,380,000

Vornado Realty L.P., 6.75% Series D-14 Cumulative Redeemable Preferred Units, Callable 9/9/10, Current Yield: 8.90%(1)	$7,125,709						$7,125,709	$7,580,636

*	The amounts listed reflect the Fund’s positions as of December 31, 2009. The Fund’s current positions may differ.

(1)	Belrose Realty’s interest in these Partnership Preference Units is held through Belvorn.

(2)	The fair value was determined by management by discounting the future cash flows using current prevailing interest rates for mortgage notes payable with similar terms and maturities. The use of different assumptions or estimation methodologies may have a material effect on the fair value amounts. These fair value estimates may not be indicative of the amounts realizable in a current settlement of the mortgage notes payable or upon disposition of the real property securing the mortgage notes payable. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related real property.
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
Risks of Real Estate Investments. The success of the Fund’s real estate investments depends in part on many factors related to the real estate market. These factors include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, changing transportation and logistics patterns (in the case of industrial distribution properties), the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, fluctuations in interest rates, availability and cost of financing, managerial performance, government rules and regulations, and acts of God (whether or not insured against). There can be no assurance that Belrose Realty’s ownership of real estate investments will be an economic success.

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
The debt of each Real Estate Joint Venture is fixed-rate, secured by its underlying properties and without recourse to Fund Shareholders and generally without recourse to Belrose Realty and the Fund. Belrose Realty and the Fund may be directly or indirectly responsible for certain liabilities constituting exceptions to the generally non-recourse nature of the mortgage indebtedness, including liabilities associated with fraud, misrepresentation, misappropriation of funds, breach of material covenants or liabilities arising from environmental conditions involving or affecting Real Estate Joint Venture properties. To the extent practicable, the Fund and Belrose Realty will seek indemnification from the Operating Partners for certain of such potential liabilities. The availability of financing and other financial conditions can have a material impact on property values and therefore on the value of Real Estate Joint Venture assets. Mortgage debt of the Real Estate Joint Venture normally cannot be refinanced prior to maturity without substantial penalties.
The ongoing value of Belrose Realty’s investments in the Real Estate Joint Venture is substantially uncertain. The real property held through the Real Estate Joint Venture is stated at the fair value as described in Item 7(e). The policies for estimating the fair value of real estate investments involve significant judgments that are based upon a number of factors, which may include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. Given that such valuations include many assumptions, fair values may differ from amounts ultimately realized.
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
Risks of Leverage. Although intended to add to returns, the borrowing of funds to purchase real estate investments exposes the Fund to the risk that the returns achieved on the real estate investments will be lower than the cost of borrowing to purchase such assets and that the leveraging of the Fund to buy such assets will therefore diminish the returns achieved by the Fund as a whole. In addition, there is a risk that the availability of financing will be interrupted at some future time, requiring the Fund to sell assets to repay outstanding borrowings or a portion thereof. It may be necessary to make such sales at unfavorable prices. The Fund’s obligations under the Credit Facility are secured by a pledge of its assets, excluding the Fund’s investment in Subsidiary Real Estate Investments. In the event of default, the lender could elect to sell assets of the Fund without regard to consequences of such action for Shareholders. The rights of the lender to receive payments of interest on and repayments of principal of borrowings under the Credit Facility are senior to the rights of the Shareholders. The lender under the New Credit Facility would have similar rights to Fund assets in the event of a default under the New Credit Facility. Under the terms of the Credit Facility, the Fund is not permitted to make distributions of cash or securities while there is a default or event of default outstanding under the Credit Facility. During such periods, the Fund would not be able to honor redemption requests or make cash distributions. The New Credit Facility contains similar provisions restricting redemptions and cash distributions in the case of an event of default by the Fund under the New Credit Facility. In addition, the rights of lenders under the mortgage notes used to finance Subsidiary Real Estate Investments are senior to Belrose Realty’s right to receive cash distributions from the Subsidiary Real Estate Investments.
Item 8. Financial Statements and Supplementary Data.
The consolidated financial statements required by Item 8 begin on page 42 of this Annual Report on Form 10-K. The following is a summary of unaudited quarterly results of operations of the Fund for the years ending December 31, 2009 and 2008.

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Investment income	$12,279,309	$11,416,074	$6,129,890	$9,156,757
Net investment income	$7,456,079	$6,989,470	$2,376,541	$5,215,513
Net increase (decrease) in net assets from operations	$(165,873,019)	$59,452,352	$126,231,080	$46,901,183

Per share data:(1)
Investment income	$0.96	$0.95	$0.57	$0.92
Net investment income	$0.58	$0.58	$0.22	$0.53
Net increase (decrease) in net assets from operations	$(12.99)	$4.95	$11.77	$4.73

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Investment income	$13,351,229	$15,229,156	$14,507,422	$14,213,505
Net investment income	$4,209,490	$7,534,024	$6,658,786	$7,017,332
Net decrease in net assets from operations	$(176,152,582)	$(57,626,701)	$(128,224,142)	$(342,052,996)

Per share data:(1)
Investment income	$0.92	$1.08	$1.07	$1.09
Net investment income	$0.29	$0.53	$0.49	$0.54
Net decrease in net assets from operations	$(12.15)	$(4.08)	$(9.46)	$(26.11)

(1)	Based on average Shares outstanding.
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
Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Fund’s disclosure controls and procedures were effective.
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
Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that the Fund maintained effective internal control over financial reporting as of December 31, 2009.
The Fund’s independent registered public accounting firm has issued an attestation report on the Fund’s internal control over financial reporting. That report appears on the following page.
March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of Belrose Capital Fund LLC and Subsidiaries
We have audited the internal control over financial reporting of Belrose Capital Fund LLC and subsidiaries (the “Fund”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.
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
In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial highlights as of and for the year ended December 31, 2009 of the Fund and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements and financial highlights.
DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 1, 2010

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
(a) Management.
Pursuant to the Fund’s LLC Agreement, the Fund’s manager, Eaton Vance, has the authority to conduct the Fund’s business. Eaton Vance appointed Thomas E. Faust Jr. to serve indefinitely as the Fund’s Chief Executive Officer on October 16, 2002. Eaton Vance appointed Andrew C. Frenette to serve indefinitely as the Fund’s Chief Financial Officer on January 22, 2007. Information about Mr. Faust appears below. Mr. Frenette, 35, is a Vice President of Eaton Vance and Boston Management. He also serves as Chief Financial Officer of Belcrest Capital Fund LLC and Belport Capital Fund LLC. Mr. Frenette has been an employee of Eaton Vance since 2006. Prior to joining Eaton Vance, Mr. Frenette was Manager of Finance — Investments and Acquisitions for GE Real Estate, a business unit of GE Commercial Finance. Mr. Frenette serves as a Vice President of Belrose Realty, as well as the REIT subsidiary of each of the other above-mentioned funds. As members of the Eaton Vance organization, Messrs. Faust and Frenette receive no compensation from the Fund for serving as Fund officers. There are no other officers of the Fund. The Fund does not have a board of directors or similar governing body.
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
Boston Management is investment adviser to the Fund and the Portfolio and manager of Belrose Realty. The Co-Portfolio Managers of the Fund and of the Portfolio are Duncan W. Richardson, Lewis R. Piantedosi, Yana S. Barton and Michael A. Allison. Mr. Richardson is Executive Vice President and Chief Equity Investment Officer of Eaton Vance, Boston Management and Eaton Vance Corp. and a Director of Eaton Vance Corp. Mr. Richardson has been employed by Eaton Vance since 1987. Messrs. Piantedosi and Allison and Ms. Barton are each a Vice President of Eaton Vance and Boston Management. Mr. Piantedosi became Co-Portfolio Manager of the Fund and of the Portfolio on May 1, 2006, has been employed by the Eaton Vance organization since 1993 and manages other Eaton Vance portfolios. Ms. Barton and Mr. Allison became Co-Portfolio Managers of the Fund and of the Portfolio on March 1, 2008, have been employed by the Eaton Vance organization since 1997 and 2000, respectively, and manage other Eaton Vance portfolios. Boston Management has an experienced team of analysts that provides Messrs. Richardson, Piantedosi, Allison and Ms. Barton with research and recommendations on investments.
The directors of Belrose Realty are Mr. Faust and William R. Cross, each of whom is described below. Mr. Cross is the President and portfolio manager of Belrose Realty and the head of Boston Management’s real estate investment group, which has primary responsibility for providing research and analysis relating to the Fund’s real estate investments held through Belrose Realty. Mr. Cross is a Vice President of Eaton Vance and Boston Management and has been employed by the Eaton Vance organization since 1996. A majority of Mr. Cross’ time is spent managing the real estate investments of Belrose Realty and the real estate investment affiliates of other investment funds advised by Boston Management. Mr. Cross serves as Chairman of the Board and President of the Real Estate Joint Ventures. Other officers of Eaton Vance and Boston Management also serve as officers and/or directors of the Real Estate Joint Ventures.
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

Thomas E. Faust Jr. (51) is Chief Executive Officer and President of Eaton Vance Corp., President and Director of Eaton Vance, Inc., Chief Executive Officer and President of Eaton Vance and Boston Management, and Director of EV Distributors. He is also Chief Executive Officer of Belcrest Capital Fund LLC and Belport Capital Fund LLC and is an officer of various other investment companies managed by Eaton Vance or Boston Management. Mr. Faust has been employed by Eaton Vance since 1985.
Frederick S. Marius (46) is Vice President, Secretary and Chief Legal Officer of Eaton Vance, Boston Management, Eaton Vance Corp., EV Distributors and Eaton Vance, Inc. and a Director of Eaton Vance, Inc. He is also an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 2004.
Robert J. Whelan (48) is Vice President and Treasurer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc. and a Director of Eaton Vance, Inc. He is also the Chief Financial Officer of Eaton Vance Corp. and Eaton Vance, Inc. and Vice President and Director of EV Distributors. He has been employed by Eaton Vance since 2007. Prior to joining Eaton Vance, Mr. Whelan was Executive Vice President and Chief Financial Officer for Boston Private Wealth Management Group from December 2004 to April 2007.
(b) Compliance with Section 16(a) of the Act.
Section 16(a) of the Act requires the Fund’s officers and directors and persons who own more than ten percent of the Fund’s Shares to file forms reporting their affiliation with the Fund and reports of ownership and changes in ownership of the Fund’s Shares with the SEC. Eaton Vance, as manager of the Fund, and the Directors and executive officers of Eaton Vance, Inc., the sole trustee of Eaton Vance, also comply with Section 16(a). These persons and entities are required by SEC regulations to furnish the Fund with copies of all Section 16(a) forms they file. To the best of the Fund’s knowledge, during the year ending December 31, 2009 no Section 16(a) filings were required by such persons or entities.
(c) Code of Ethics.
The Fund has adopted a Code of Ethics that applies to the principal executive officer and principal financial officer (who is also the Fund’s principal accounting officer). A copy of the Code of Ethics is available at no cost by request to the Fund’s Chief Financial Officer, Two International Place, Boston, MA 02110 or by calling (800) 225-6265. If the Fund makes any substantive amendments to the Code of Ethics or grants any waiver, including an implicit waiver, from a provision of the Code of Ethics as applicable to the principal executive officer or principal financial officer, the Fund will disclose the nature of such amendment or waiver in a report on Form 8-K.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Security Ownership of Certain Beneficial Owners. To the knowledge of the Fund, no person beneficially owned more than 5% of the Shares of the Fund as of December 31, 2009.
Security Ownership of Management. As of February 17, 2010, Eaton Vance, the manager of the Fund, beneficially owned 109 Shares of the Fund. The Shares owned by Eaton Vance represent less than 1% of the outstanding Shares of the Fund as of February 17, 2010. None of the other entities or individuals named in response to Item 10 above beneficially owned Shares of the Fund as of such date.
Changes in Control. Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Messrs. Faust and Frenette are currently the only “related persons” of the Fund (as that term is defined in Regulation S-K under the Securities Act and the Act). The Fund has instituted written policies and procedures to determine the existence of a reportable transaction under Item 404(a) of Regulation S-K. In accordance with such policies and procedures, Eaton Vance circulates an Executive Officer Questionnaire to each related person annually to determine the existence of a potential reportable transaction. Any transaction, or proposed transaction, in which the Fund was or is to be a participant and the amount of which exceeds $120,000 (and in which a related person had or will have a direct or indirect material interest) is required to be reviewed by the Audit Committee of the Board of Directors of Eaton Vance, Inc. The Fund did not have any reportable transactions under Item 404(a) of Regulation S-K during the year ending December 31, 2009.
The table below sets forth the fees paid or payable by, or allocable to, the Fund and Belrose Realty for the years ending December 31, 2009 and 2008 in connection with services rendered by Eaton Vance and its affiliates. Each fee is described in the following table.

	Year ending	Year ending
	December 31,	December 31,
	2009	2008
Fund Advisory and Administrative Fees*	$507,890	$1,077,142
Belrose Realty Management Fees	$2,813,833	$3,649,016
Fund’s Allocable Portion of the Portfolio’s Advisory Fees**	$3,875,704	$6,557,778
Fund Servicing Fees	$587,428	$1,259,783
Fund’s Allocable Portion of Belvedere Company’s Servicing Fees	$1,293,799	$2,284,019
Fund Distribution Fees	$752,667	$1,418,420
Aggregate Compensation Paid by the Fund to Eaton Vance and its Affiliates	$4,074,390	$6,144,578

*	Boston Management has agreed to waive the portion of the investment advisory and administrative fee payable by the Fund to the extent that such fee, together with the distribution fee payable by the Fund and the Fund’s attributable share of the investment advisory and management fees payable by the Portfolio and Belrose Realty, respectively, exceeds 0.60% of the average daily gross assets of the Fund. If the Fund invests in an EV money market fund, the advisory and administrative fee paid to Boston Management by the EV money market fund in respect of the Fund’s investment therein will be credited towards the Fund’s advisory and administrative fee payments, reducing the amount of such fees otherwise payable. The amounts shown are net of reductions and amounts waived by Boston Management.

**	For the years ending December 31, 2009 and 2008, advisory fees paid or payable by the Portfolio totaled $41,375,335 and $68,300,344, respectively. For the year ending December 31, 2009, Belvedere Company’s allocable portion of that fee was $29,752,815, of which $3,875,704 was allocable to the Fund. For the year ending December 31, 2008, Belvedere Company’s allocable portion of that fee was $50,952,553, of which $6,557,778 was allocable to the Fund. The advisory fee payable by the Portfolio is reduced by the Portfolio’s allocable portion of the advisory fee paid by an EV money market fund.
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
Certain Real Estate Investment Transactions. During the year ending December 31, 2009, Belrose Realty did not enter into any real estate investment transactions with affiliates.

Item 14. Principal Accounting Fees and Services.
The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the audit of the Fund’s annual financial statements for the years ending December 31, 2009 and 2008 and fees billed for other services rendered by Deloitte & Touche LLP during those periods, including fees charged by Deloitte & Touche LLP to the Fund’s consolidated subsidiaries.

	Year ending December 31,
	2009	2008

Audit fees	$113,835	$113,338

Tax fees (1)	$207,700	$188,050

Total	$321,535	$301,388

(1)	Tax fees consist of the aggregate fees billed for professional services rendered by Deloitte Tax LLP for tax compliance, tax advice and tax planning.
The Audit Committee of the Board of Directors of Eaton Vance, Inc. reviews all audit, audit-related, tax and other fees at least annually. The Audit Committee of the Board of Directors of Eaton Vance, Inc., pre-approved all audit and tax services for the years ending December 31, 2009 and 2008. The Audit Committee of the Board of Directors of Eaton Vance, Inc. has concluded that the provision of the tax services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	Please see the Fund’s consolidated financial statements which begin on page 42 of this Annual Report on Form 10-K.

Please see the portfolio’s financial statements which begin on page 70 of this Annual Report on Form 10-K.
(b)	Reports on Form 8-K:
None.

(c)	A list of the exhibits filed as a part of this Form 10-K is included in the Exhibit Index appearing on page 87 hereof.

Appendix A
Belrose Capital Fund LLC’s (The Fund) Investment Structure
as of December 31, 2009
The Fund(A) Belvedere Capital Fund Company LLC(B) Belrose Realty Corporation(D) Tax-Managed Growth Portfolio(C) Bel Deerfield Katahdin Bel Marlborough Belvorn Stamford Property Trust(E) Property Trust, LLC(E) Campus LLC(F) Holdings LLC(H) IV LLC(G)
(A)	The Fund is a Delaware limited liability company. Eaton Vance Management is the manager of the Fund; Boston Management and Research (Boston Management) is the Fund’s investment adviser.

(B)	Belvedere Capital Fund Company LLC (Belvedere Company) is a Massachusetts limited liability company. Boston Management is the manager of Belvedere Company.

(C)	Tax-Managed Growth Portfolio (the Portfolio) is a Massachusetts trust. Boston Management is the investment adviser of the Portfolio.

(D)	Belrose Realty Corporation (Belrose Realty) is a Delaware corporation. Boston Management is the manager of Belrose Realty. Belrose Realty also holds direct investments in partnership preference units.

(E)	Deerfield Property Trust is a Maryland real estate investment trust and Katahdin Property Trust, LLC is a Delaware limited liability company. Belrose Realty owns a majority economic interest in these real estate joint ventures.

(F)	Bel Marlborough Campus LLC (Bel Marlborough) is a Delaware limited liability company. Bel Marlborough is a wholly owned subsidiary of Belrose Realty.

(G)	Bel Stamford IV LLC (Bel Stamford IV) is a Delaware limited liability company. Bel Stamford IV is a wholly owned subsidiary of Belrose Realty and owns a tenancy-in-common interest in real property.

(H)	Belvorn Holdings LLC (Belvorn Holdings) is a Delaware limited liability company. Belrose Realty owns a minority interest in Belvorn Holdings, which owns partnership preference units issued by Vornado Realty L.P.

Belrose Capital Fund LLC
Consolidated Portfolios of Investments

Investment in Belvedere Capital Fund Company LLC — 111.6% and 114.5%

	December 31, 2009		December 31, 2008

Security	Shares	Value	Shares	Value

Investment in Belvedere Capital Fund Company LLC (Belvedere Company)(1)	4,884,069	$790,300,146	7,827,688	$1,052,167,704

Total Investment in Belvedere Company
(identified cost, $611,538,958 and $1,082,440,666)		$790,300,146		$1,052,167,704

Partnership Preference Units — 11.6% and 7.2%

Security	Units	Value	Units	Value

Belvorn Holdings LLC†(2)(3)	71,262	$7,580,636	79,393	$5,745,563
Colonial Realty Limited Partnership (Delaware Limited Partnership affiliate of Colonial Properties Trust), 7.25% Series B Cumulative Redeemable Perpetual Preferred Units, Callable from 8/24/09†(2)	400,000	13,552,000	400,000	9,008,000
Essex Portfolio, L.P. (California Limited Partnership affiliate of Essex Property Trust, Inc.), 7.875% Series B Cumulative Redeemable Preferred Units, Callable from 12/31/09†(2)	525,000	22,250,655	525,000	16,864,050
Liberty Property Limited Partnership (Pennsylvania Limited Partnership affiliate of Liberty Property Trust), 7.40% Series H Cumulative Redeemable Preferred Units, Callable from 8/21/12†(2)	1,000,000	19,270,000	1,000,000	15,160,000
MHC Operating Limited Partnership (Illinois Limited Partnership affiliate of Equity Lifestyle Properties, Inc.), 8.0625% Series D Cumulative Redeemable Perpetual Preference Units, Callable from 3/24/10†(2)	1,000,000	19,380,000	1,000,000	14,710,000
PSA Institutional Partners, L.P. (California Limited Partnership affiliate of Public Storage, Inc.), 6.4% Series NN Cumulative Redeemable Perpetual Preferred Units, Callable from 3/17/10†(2)	—	—	300,000	4,683,000

Total Partnership Preference Units
(identified cost, $103,375,410 and $111,378,750)		$82,033,291		$66,170,613

Real Estate Joint Ventures — 4.5% and 11.4%

Description		Value		Value

Investment in Deerfield Property Trust (a majority economic interest of 80.0% and 89.2% in Deerfield Property Trust which invests in sixteen industrial distribution properties located in six states, net of associated mortgage debt)(2)(4)		$0		$27,573,470
Investment in Katahdin Property Trust, LLC (a majority economic interest of 78.2% and 71.1% in Katahdin Property Trust, LLC which invests in three multifamily properties located in three states, net of associated mortgage debt)(2)(5)		31,530,169		77,499,830

Total Real Estate Joint Ventures
(identified cost, $96,899,476 and $126,249,766)		$31,530,169		$105,073,300

See notes to consolidated financial statements

Belrose Capital Fund LLC
Consolidated Portfolios of Investments (continued)

Wholly Owned and Co-owned Properties — 11.0% and 16.7%

	December 31, 2009		December 31, 2008

Description		Value		Value

Bel Larimer, LLC (a single member LLC investing in a retail property located in Colorado)(2)		$—		$28,400,000
Bel Marlborough Campus LLC (a single member LLC investing in an office property located in Massachusetts)(2)		74,600,000		119,241,989
Bel Stamford IV LLC (a single member LLC with a 12.5% tenancy-in-common interest in an office property located in Connecticut, net of associated mortgage debt)(2)		2,919,828		5,726,917

Total Wholly Owned and Co-owned Properties
(identified cost, $150,850,471 and $179,100,804)		$77,519,828		$153,368,906

Short-Term Investment — 0.2% and 0.1%

	Interest		Interest
	(000’s		(000’s
Description	omitted)	Value	omitted)	Value

Cash Management Portfolio, 0.00% and 0.75%(6)	1,713	$1,712,911	590	$590,084

Total Short-Term Investment
(identified cost, $1,712,911 and $590,084)		$1,712,911		$590,084

Total Investments — 138.9% and 149.9%
(identified cost, $964,377,226 and $1,499,760,070)		$983,096,345		$1,377,370,607

Other Assets, Less Liabilities — (38.9)% and (49.9)%		$(275,081,719)		$(458,712,198)

Net Assets — 100.0% and 100.0%		$708,014,626		$918,658,409

The percentage shown for each investment category is based on net assets. The percentages as of December 31, 2008 were previously presented based on total investments as follows:

Investment in Belvedere Capital Fund Company LLC — 76.4%
Partnership Preference Units — 4.8%
Real Estate Joint Ventures — 7.6%
Wholly Owned and Co-owned Properties — 11.1%
Short-Term Investment — 0.1%

†	Security exempt from registration under the Securities Act of 1933. At December 31, 2009 and 2008, the value of these securities totaled $82,033,291 and $66,170,613 or 11.6% and 7.2% of net assets, respectively.

(1)	Shares have been pledged as collateral for the Credit Facility (Note 11B).

(2)	Investment valued at fair value using methods determined in good faith by or at the direction of the manager of Belrose Realty Corporation.

(3)	The sole investment of Belvorn Holdings LLC is as follows: Vornado Realty L.P. (Delaware limited partnership affiliate of Vornado Realty Trust), 6.75% Series D-14 Cumulative Redeemable Preferred Units, callable from 9/9/10. This security is exempt from the Securities Act of 1933.

(4)	At December 31, 2008, the investment in Deerfield Property Trust consisted of seventeen industrial distribution properties located in six states, net of associated mortgage debt.

(5)	At December 31, 2008, the investment in Katahdin Property Trust consisted of six multifamily properties located in five states, net of associated mortgage debt.

(6)	Affiliated investment company available to Eaton Vance portfolios and funds, which invests in high quality, U.S. dollar denominated money market instruments. The rate shown is the annualized seven-day yield as of December 31, 2009 and 2008, respectively.

See notes to consolidated financial statements

Belrose Capital Fund LLC
Consolidated Financial Statements

Consolidated Statements of Assets and Liabilities

	December 31,

Assets	2009	2008

Investment in Belvedere Company, at value (identified cost, $611,538,958 and $1,082,440,666, respectively)	$790,300,146	$1,052,167,704
Unaffiliated investments, at value (identified cost, $351,125,357 and $416,729,320, respectively)	191,083,288	324,612,819
Affiliated investment, at value (identified cost, $1,712,911 and $590,084, respectively)	1,712,911	590,084
Cash	2,259,971	2,443,973
Interest receivable from affiliated investment	—	1,203
Other assets	5,173,837	1,996,342

Total assets	$990,530,153	$1,381,812,125

Liabilities

Loan payable — Credit Facility	$200,000,000	$365,500,000
Mortgage notes payable	59,406,285	85,960,562
Payable for Fund shares redeemed	13,563,513	758,324
Special Distributions payable	52,879	438,782
Interest payable for open interest rate swap agreements	34,391	48,359
Open interest rate swap agreements, at value	4,433,777	8,414,446
Payable to affiliate for investment advisory and administrative fees	225,568	335,459
Payable to affiliate for distribution and servicing fees	214,925	268,186
Other accrued expenses:
Interest expense	136,693	224,473
Other expenses and liabilities	4,447,496	1,205,125

Total liabilities	$282,515,527	$463,153,716

Net Assets	$708,014,626	$918,658,409

Shareholders’ Capital	$708,014,626	$918,658,409

Shares Outstanding (unlimited number of shares authorized)	9,090,634	12,909,886

Net Asset Value and Redemption Price Per Share	$77.88	$71.16

See notes to consolidated financial statements

Belrose Capital Fund LLC
Consolidated Financial Statements (continued)

Consolidated Statements of Operations

	Year Ended December 31,

Investment Income	2009	2008	2007

Dividends allocated from Belvedere Company (net of foreign taxes, $271,722, $407,444 and $623,110, respectively)	$20,211,240	$34,325,443	$37,824,235
Interest allocated from Belvedere Company	64,599	503,662	492,337
Security lending income allocated from Belvedere Company, net	—	77,666	140,850
Expenses allocated from Belvedere Company	(5,416,950)	(9,266,644)	(11,677,373)

Net investment income allocated from Belvedere Company	$14,858,889	$25,640,127	$26,780,049
Rental income from Wholly Owned Properties	14,647,086	16,723,637	14,766,193
Distributions from Partnership Preference Units	7,465,493	7,862,813	7,178,195
Net investment income from Real Estate Joint Ventures	1,317,088	6,664,652	5,615,557
Net investment income from Co-owned Property	690,332	302,451	—
Interest	1,579	3,054	13,030
Interest allocated from affiliated investment	11,591	81,446	264,922
Expenses allocated from affiliated investment	(10,028)	(12,868)	(25,178)

Total investment income	$38,982,030	$57,265,312	$54,592,768

Expenses

Investment advisory and administrative fees	$4,074,390	$6,144,578	$6,993,350
Distribution and servicing fees	1,340,095	2,678,203	3,702,086
Interest expense on Credit Facility	2,016,027	13,414,709	22,393,645
Interest expense on mortgage notes	4,665,674	4,898,043	4,205,936
Expenses of Wholly Owned Properties	4,673,424	5,103,538	4,916,949
Custodian and transfer agent fee	91,366	84,833	103,104
Miscellaneous	836,118	940,196	1,028,981

Total expenses	$17,697,094	$33,264,100	$43,344,051

Deduct —
Reduction of investment advisory and administrative fees	$752,667	$1,418,420	$1,896,200

Net expenses	$16,944,427	$31,845,680	$41,447,851

Net investment income	$22,037,603	$25,419,632	$13,144,917

See notes to consolidated financial statements

Belrose Capital Fund LLC
Consolidated Financial Statements (continued)

Consolidated Statements of Operations (continued)

	Year Ended December 31,

Realized and Unrealized Gain (Loss)	2009	2008	2007

Net realized gain (loss) —
Investment transactions in Belvedere Company (investments and foreign currency) (identified cost basis)(1)	$(73,060,427)	$(25,230,470)	$74,429,684
Investment transactions in Partnership Preference Units (identified cost basis)	(2,545,372)	(66,982)	1,844
Investment transactions in Real Estate Joint Ventures	(12,404,646)	—	(36,059)
Investment transactions in Wholly Owned Property	(6,081,509)	—	—
Investment transactions in affiliated investment	(174)	—	—
Interest rate swap agreements(2)	(6,323,130)	(4,110,332)	2,418,111

Net realized gain (loss)	$(100,415,258)	$(29,407,784)	$76,813,580

Change in unrealized appreciation (depreciation) —
Investment in Belvedere Company (investments and foreign currency) (identified cost basis)	$209,034,150	$(585,746,635)	$(13,042,344)
Investment in Partnership Preference Units (identified cost basis)	23,866,018	(36,023,040)	(9,127,964)
Investment in Real Estate Joint Ventures	(44,192,841)	(47,337,891)	8,049,964
Investment in Wholly Owned Properties	(44,098,745)	(19,916,898)	(1,959,544)
Investment in Co-owned Property	(3,500,000)	(3,626,416)	—
Interest rate swap agreements	3,980,669	(7,417,389)	(7,313,828)

Net change in unrealized appreciation (depreciation)	$145,089,251	$(700,068,269)	$(23,393,716)

Net realized and unrealized gain (loss)	$44,673,993	$(729,476,053)	$53,419,864

Net increase (decrease) in net assets from operations	$66,711,596	$(704,056,421)	$66,564,781

(1)	Amounts include net realized gain (loss) from redemptions in-kind of $(23,806,680), $31,146,345 and $58,081,011, respectively.

(2)	Amounts represent net interest earned (incurred) in connection with interest rate swap agreements (Note 2F).

See notes to consolidated financial statements

Belrose Capital Fund LLC
Consolidated Financial Statements (continued)

Consolidated Statements of Changes in Net Assets

	Year Ended December 31,

Increase (Decrease) in Net Assets	2009	2008	2007

From operations —
Net investment income	$22,037,603	$25,419,632	$13,144,917
Net realized gain (loss) from investment transactions, foreign currency transactions and interest rate swap agreements	(100,415,258)	(29,407,784)	76,813,580
Net change in unrealized appreciation (depreciation) of investments, foreign currency and interest rate swap agreements	145,089,251	(700,068,269)	(23,393,716)

Net increase (decrease) in net assets from operations	$66,711,596	$(704,056,421)	$66,564,781

Transactions in Fund shares —
Net asset value of Fund shares issued to Shareholders in payment of distributions declared	$6,126,121	$9,004,634	$11,132,632
Net asset value of Fund shares redeemed	(264,742,502)	(179,834,349)	(127,098,588)

Net decrease in net assets from Fund share transactions	$(258,616,381)	$(170,829,715)	$(115,965,956)

Distributions —
Distributions to Shareholders	$(18,686,119)	$(26,186,483)	$(29,876,160)
Special Distributions	(52,879)	(438,782)	—

Total distributions	$(18,738,998)	$(26,625,265)	$(29,876,160)

Net decrease in net assets	$(210,643,783)	$(901,511,401)	$(79,277,335)

Net Assets

At beginning of year	$918,658,409	$1,820,169,810	$1,899,447,145

At end of year	$708,014,626	$918,658,409	$1,820,169,810

See notes to consolidated financial statements

Belrose Capital Fund LLC
Consolidated Financial Statements (continued)

Consolidated Statements of Cash Flows

	Year Ended December 31,

Increase (Decrease) in Cash	2009	2008	2007

Cash Flows From Operating Activities —
Net increase (decrease) in net assets from operations	$66,711,596	$(704,056,421)	$66,564,781
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows provided by (used in) operating activities —
Net investment income allocated from Belvedere Company	(14,858,889)	(25,640,127)	(26,780,049)
Net investment income from Real Estate Joint Ventures	(1,317,088)	(6,664,652)	(5,615,557)
Net payments from Real Estate Joint Ventures	18,262,732	3,206,281	1,558,925
Net investment income from Co-owned Property	(690,332)	(302,451)	—
Payments to Co-owned Property	(2,579)	(10,418)	—
(Increase) decrease in affiliated investment and interest receivable from affiliated investment	(1,121,624)	162,058	316,447
(Increase) decrease in distributions and interest receivable	—	362,605	(362,107)
Decrease in interest receivable for open interest rate swap agreements	—	49,202	12,605
(Increase) decrease in other assets	(3,311,469)	(565,822)	291,118
Increase (decrease) in payable to affiliate for investment advisory and administrative fees	(109,891)	(94,322)	24,208
Decrease in payable to affiliate for distribution and servicing fees	(53,261)	(326,625)	(18,867)
Increase (decrease) in interest payable for open interest rate swap agreements	(13,968)	48,359	—
Increase (decrease) in accrued interest and other accrued expenses and liabilities	3,443,489	(349,089)	(609,265)
Purchases of Partnership Preference Units	(3,419)	(2,170)	(25,008,167)
Proceeds from sales of Partnership Preference Units	5,461,387	668,812	13,280,073
Purchases of investment in Wholly Owned and Co-owned Properties	—	(9,040,464)	(33,524,989)
Improvements to Wholly Owned Properties	(4,682,997)	(308,887)	(544,670)
Proceeds from sale of investment in Wholly Owned Properties	1,907,288	400,000	—
Decreases in investment in Belvedere Company	161,600,000	85,000,000	—
Net payment for sales of affiliated investment	(174)	—	—
Payment for termination of interest rate swap agreement	—	(51,166)	—
Net interest earned (incurred) on interest rate swap agreements	(6,323,130)	(4,110,332)	2,418,111
Net realized (gain) loss from investment transactions, foreign currency transactions and interest rate swap agreements	100,415,258	29,407,784	(76,813,580)
Net change in unrealized (appreciation) depreciation of investments, foreign currency and interest rate swap agreements	(145,089,251)	700,068,269	23,393,716

Net cash flows provided by (used in) operating activities	$180,223,678	$67,850,424	$(61,417,267)

Cash Flows From Financing Activities —
Proceeds from Credit Facility	$—	$45,000,000	$229,000,000
Repayments of Credit Facility	(165,500,000)	(97,000,000)	(168,000,000)
Proceeds from mortgage note	—	—	25,500,000
Repayments of mortgage note	(1,054,277)	(991,370)	(949,297)
Payments for Fund shares redeemed	(837,143)	(2,063,469)	(3,878,776)
Distributions paid to Shareholders	(12,559,998)	(17,181,849)	(18,743,528)
Payment of Special Distributions	(438,782)	—	—
Distributions paid to minority investors	(17,480)	(17,480)	(19,851)

Net cash flows provided by (used in) financing activities	$(180,407,680)	$(72,254,168)	$62,908,548

Net increase (decrease) in cash	$(184,002)	$(4,403,744)	$1,491,281

Cash at beginning of year	$2,443,973	$6,847,717	$5,356,436

Cash at end of year	$2,259,971	$2,443,973	$6,847,717

See notes to consolidated financial statements

Belrose Capital Fund LLC
Consolidated Financial Statements (continued)

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,

Supplemental Disclosure and Non-cash Operating and Financing Activities	2009	2008	2007

Interest paid on loan — Credit Facility	$1,993,475	$13,631,180	$22,401,696
Interest paid on mortgage notes	$4,597,323	$4,792,639	$4,006,088
Interest paid (received) on interest rate swap agreements, net	$6,337,098	$4,012,771	$(2,430,716)
Reinvestment of distributions paid to Shareholders	$6,126,121	$9,004,634	$11,132,632
Market value of securities distributed in payment of redemptions	$251,100,170	$177,012,556	$123,219,812
Market value of real property and other assets, net of current liabilities, assumed in conjunction with the acquisition of Wholly Owned Properties	$—	$—	$33,493,039
Market value of real property and other assets, net of current liabilities, disposed of in conjunction with the sale of Wholly Owned Property	$27,612,556	$—	$—
Mortgage note disposed of in conjunction with the sale of Wholly Owned Property	$25,500,000	$—	$—
Swap interest receivable assumed in conjunction with the purchase of the interest rate swap agreement	$—	$(21,353)	$—

See notes to consolidated financial statements

Belrose Capital Fund LLC
Consolidated Financial Statements (continued)

Financial Highlights

	Year Ended December 31,

	2009	2008	2007

Net asset value — Beginning of year	$71.160	$124.890	$122.620

Income (loss) from operations

Net investment income(1)	$1.942	$1.840	$0.872
Net realized and unrealized gain (loss)	6.233	(53.728)	3.328

Total income (loss) from operations	$8.175	$(51.888)	$4.200

Distributions

Distributions to Shareholders	$(1.450)	$(1.810)	$(1.930)
Special Distributions(1)	(0.005)	(0.032)	—

Total distributions	$(1.455)	$(1.842)	$(1.930)

Net asset value — End of year	$77.880	$71.160	$124.890

Total Return(2)	11.97%	(42.12)%	3.47%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, distribution and servicing fees and other operating expenses(3)(4)	1.44%	1.23%	1.12%
Interest and other borrowing costs(3)(5)	0.27%	0.95%	1.18%
Expenses of Wholly Owned Properties(6)	1.27%	0.73%	0.50%

Total expenses	2.98%	2.91%	2.80%

Net investment income(5)	2.93%	1.80%	0.69%

Ratios as a percentage of average gross assets(7)

Investment advisory and administrative fees, distribution and servicing fees and other operating expenses(3)(4)	0.81%	0.82%	0.83%
Interest and other borrowing costs(3)(5)	0.15%	0.63%	0.87%
Expenses of Wholly Owned Properties(6)	0.72%	0.48%	0.37%

Total expenses	1.68%	1.93%	2.07%

Net investment income(5)	1.65%	1.19%	0.51%

Supplemental Data

Net assets, end of year (000’s omitted)	$708,015	$918,658	$1,820,170
Portfolio turnover of Tax-Managed Growth Portfolio(8)	2%	1%	2%

(1)	Calculated using average shares outstanding.

(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested (except for Special Distributions).

(3)	Includes the expenses of Belrose Capital Fund LLC (Belrose Capital) and Belrose Realty Corporation (Belrose Realty). Does not include expenses of Belrose Realty’s Wholly Owned Properties (Note 1).

(4)	Includes Belrose Capital’s share of Belvedere Capital Fund Company LLC’s (Belvedere Company) allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio (the Portfolio).

(5)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be lower or higher.

(6)	Represents expenses incurred by Belrose Realty’s Wholly Owned Properties (Note 1).

(7)	Average gross assets means the average daily amount of the value of all assets of Belrose Capital (including Belrose Capital’s interest in Belvedere Company and Belrose Capital’s ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments), without reduction by any liabilities.

(8)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The portfolio turnover rate of the Portfolio including in-kind contributions and distributions was 3%, 3% and 6% for the years ended December 31, 2009, 2008 and 2007, respectively.

See notes to consolidated financial statements

Belrose Capital Fund LLC	December 31, 2009
Notes to Consolidated Financial Statements

1 Organization

Belrose Capital Fund LLC (Belrose Capital) is a Delaware limited liability company established to offer diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected publicly traded companies. The investment objective of Belrose Capital is to achieve long-term, after-tax returns for Belrose Capital shareholders (Shareholders). Belrose Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended (the 1940 Act). The Portfolio is organized as a Massachusetts business trust under the laws of the Commonwealth of Massachusetts. Prior to December 14, 2009, the Portfolio was organized as a trust under the laws of the state of New York. Belrose Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Company), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belrose Capital and Belvedere Company is directly and substantially affected by the performance of the Portfolio. The audited financial statements of the Portfolio, including the Portfolio of Investments, are included elsewhere in this report and should be read in conjunction with these financial statements.

Separate from its investment in the Portfolio through Belvedere Company, Belrose Capital invests in real estate investments through a controlled subsidiary, Belrose Realty Corporation (Belrose Realty). Such investments include preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts (REITs), investments in real estate joint ventures (Real Estate Joint Ventures), an investment in wholly owned real property (Wholly Owned Property) and a tenancy-in-common interest in real property (Co-owned Property). Belrose Realty sold an investment in Wholly Owned Property held through Bel Larimer, LLC (Bel Larimer) in November 2009.

2 Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed in the preparation of the consolidated financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America (GAAP).

Management has evaluated all subsequent events and transactions through March 1, 2010, the date the consolidated financial statements were issued, for possible adjustment to and/or disclosure in the consolidated financial statements.

A Principles of Consolidation. The consolidated financial statements include the accounts of Belrose Capital and its subsidiaries (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

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

B Basis of Presentation. Belrose Capital is an investment company and, as such, presents its assets at fair value. Fixed liabilities are generally stated at amounts payable.

C Cash. The Fund considers deposits in banks that can be liquidated without prior notice or penalty to be cash.

Belrose Capital Fund LLC	December 31, 2009
Notes to Consolidated Financial Statements (continued)

D Investment Costs. The financial reporting cost basis of the Fund’s investment in Belvedere Company is the aggregate initial fair value of securities contributed to the Fund adjusted for the estimated allocation of the Fund’s share of net investment income or loss and net realized gain or loss of Belvedere Company as well as other adjustments including the value of securities and cash contributed to Belvedere Company and received from Belvedere Company for redemptions or distributions. The tax cost basis of the Fund’s investment in Belvedere Company is the aggregate tax cost basis of securities contributed to the Fund adjusted for the Fund’s share of income or loss and net realized capital gain or loss of Belvedere Company determined in accordance with income tax regulations as well as other adjustments including, but not limited to, basis adjustments determined in accordance with the income tax regulations, and the tax cost basis of securities and cash contributed to Belvedere Company and received from Belvedere Company for redemptions or distributions.

The financial reporting cost basis of the Fund’s Partnership Preference Units and Wholly Owned Property purchased by the Fund is the purchase cost. The financial reporting cost basis of the Fund’s real estate investments accounted for using the equity method is the purchase cost adjusted to reflect the Fund’s proportionate share of the net investment income or loss and net realized gain or loss of such real estate investment as well as other adjustments, as appropriate. The tax cost basis of the Fund’s real estate investments purchased by the Fund is typically the purchase cost adjusted for certain items including depreciation of real estate assets and distributions treated as a return of capital for tax purposes.

E Investment and Other Valuations. The Fund invests in shares of Belvedere Company, Partnership Preference Units, Real Estate Joint Ventures, Wholly Owned Property and Co-owned Property. The Real Estate Joint Ventures, Wholly Owned Property and Co-owned Property are referred to herein collectively as Subsidiary Real Estate Investments. The Fund may also invest cash on a temporary basis in Cash Management Portfolio (Cash Management), an affiliated investment company managed by Boston Management and Research (Boston Management), a subsidiary of Eaton Vance Management (Eaton Vance). Additionally, Belrose Capital has entered into interest rate swap agreements (Note 10). Belvedere Company’s only investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein. Valuation of securities by the Portfolio is discussed in Note 1A of the Portfolio’s Notes to Financial Statements, which are included elsewhere in this report. Boston Management makes valuation determinations in accordance with the Fund’s policies. The valuation policies followed by the Fund are as follows:

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

The appraisals of properties are conducted by Appraisers on at least an annual basis. Appraisals of properties may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances, that may materially impact fair values, have occurred since the most recent appraisal.

Belrose Capital Fund LLC	December 31, 2009
Notes to Consolidated Financial Statements (continued)

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

Boston Management determines the fair value of the Fund’s equity interest in a Real Estate Joint Venture based on an estimate of the allocation of equity interests between Belrose Realty and the unaffiliated minority investor of the Real Estate Joint Venture (the Operating Partner). This allocation is generally calculated by a third party specialist, using current valuations of the properties owned by the Real Estate Joint Venture. The specialist uses a financial model that considers (i) the terms of the joint venture agreement relating to allocation of distributable cash flow, (ii) the expected duration of the joint venture, and (iii) the projected property values and cash flows from the properties based on estimates used in the property valuations. The estimated allocation of equity interests between Belrose Realty and the Operating Partner of a Real Estate Joint Venture is prepared quarterly and reviewed by Boston Management. Interim allocations of equity interests may be conducted more frequently than quarterly if Boston Management determines that significant changes in economic circumstances that may materially impact the allocation of equity interests have occurred since the most recent allocation.

Boston Management determines the fair value of the Fund’s interest in Co-owned Property by applying the Fund’s ownership interest to the fair value of the property, net of associated mortgage debt, if any.

Mortgage notes payable, which are generally without recourse to Belrose Capital and Belrose Realty, are generally stated at the amounts payable. A mortgage note payable may be adjusted to the fair value of the real property securing the mortgage note if the fair value of the real property is less than the outstanding principal balance.

The fair value of the Partnership Preference Units is based on analysis and calculations performed on at least a monthly basis by a third party service provider. The service provider calculates an estimated price and yield (before accrued distributions) for each issue of Partnership Preference Units based on descriptions of such issue provided by Boston Management and certain publicly available information including, but not limited to, the trading prices of publicly issued debt and/or preferred stock instruments of the same or similar issuers, which may be adjusted to reflect the illiquidity and other structural characteristics of the Partnership Preference Units (such as call provisions). Daily valuations of Partnership Preference Units are determined by adjusting prices from the service provider to account for accrued distributions under the terms of the Partnership Preference Units. If changes in relevant markets, events that materially affect an issuer or other events that have a significant effect on the price or yield of Partnership Preference Units occur, relevant prices or yields may be adjusted to take such occurrences into account. Boston Management reviews the analysis and calculations performed by the service provider. Boston Management generally relies on the assumptions and estimates made by the service provider when determining the fair value of the Partnership Preference Units.

Belrose Capital Fund LLC	December 31, 2009
Notes to Consolidated Financial Statements (continued)

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

Interest rate swap agreements are normally valued on the basis of valuations furnished daily by a third party pricing service. The valuations are based on the present value of fixed and projected floating rate cash flows over the term of the agreement. Future cash flows are discounted to their present value using swap quotations provided by electronic data services or by broker-dealers.

Changes in the fair value of the Fund’s investments are recorded as unrealized appreciation (depreciation) in the Consolidated Statements of Operations.

F Interest Rate Swaps. Belrose Capital has entered into interest rate swap agreements to fix the cost of a portion of its borrowings under the Credit Facility (Note 11B). Pursuant to the agreements, Belrose Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with the one-month or three-month London Interbank Offered Rate (LIBOR). Net interest paid and accrued or received and earned is recorded as realized gains or losses and changes in the underlying values of the swaps are recorded as unrealized appreciation (depreciation), each in the Consolidated Statements of Operations.

G Rental Income. Wholly Owned Property is leased to tenants pursuant to non-cancelable, fixed-term operating leases expiring between 2010 and 2019, each with options to extend. Bel Marlborough Campus LLC (Bel Marlborough) is 93% leased at December 31, 2009.

At December 31, 2009, the minimum lease payments expected to be received from leases with lease periods greater than one year are as follows:

Year Ending December 31,	Amount

2010	$9,865,770
2011	9,447,545
2012	9,628,534
2013	9,806,128
2014	6,918,612
Thereafter	30,286,139

$75,952,728

H Income. Belvedere Company’s net investment income or loss consists of Belvedere Company’s pro rata share of the net investment income or loss of the Portfolio, less all expenses of Belvedere Company, determined in accordance with GAAP.

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

Belrose Capital Fund LLC	December 31, 2009
Notes to Consolidated Financial Statements (continued)

based on the Fund’s proportional interest in the net investment income or loss earned or incurred by the Real Estate Joint Ventures and Co-owned Property. Rental income from Wholly Owned Properties is recorded on the accrual basis based upon the terms of the lease agreements.

Interest income is recorded on the accrual basis.

I Deferred Loan Costs. Deferred loan costs are amortized over the term of the related debt and are included in other assets. Amortization expense of deferred loan costs is included in interest expense.

J Income Taxes. Belrose Capital, Belvedere Company and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belrose Capital, Belvedere Company and the Portfolio do not incur federal income tax liability, and the Shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The policy of Belrose Realty is to comply with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs. Belrose Realty will generally not be subject to federal income tax to the extent that it distributes its taxable income to its stockholders each year and maintains its qualification as a REIT. Subsidiaries of Belrose Realty are generally treated as pass-through entities for federal income tax purposes.

In the event the Fund recognizes an uncertain tax position, related interest expense and penalties will be recognized as tax expense when occurred.

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

The Fund files numerous U.S. federal, state and local income, and franchise tax returns. With few exceptions, the Fund is not subject to U.S. federal, state or local tax examinations by taxing authorities for years prior to 2006.

K Investment Transactions. Investment transactions for financial statement purposes are accounted for on a trade date basis. Realized gains and losses on investments sold are determined on the basis of identified cost.

L Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

M Indemnifications and Guarantees. Under Belrose Capital’s operating agreement, Belrose Capital’s officers, its manager, investment adviser, and any affiliate, associate, officer, employee or trustee thereof, and any manager, director, officer or employee of Belrose Realty or any other subsidiary may be indemnified against certain liabilities and expenses arising out of their duties to the Fund. Shareholders also may be indemnified against personal liability for the liabilities of Belrose Capital. Additionally, in the normal course of business, the Fund enters into agreements with service providers, lenders and counterparties that may contain indemnification or guarantee clauses. The Fund’s maximum exposure under these arrangements is unknown, as this would involve possible future claims that may be made against the Fund that have not yet occurred.

Belrose Capital Fund LLC	December 31, 2009
Notes to Consolidated Financial Statements (continued)

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

The Fund’s investments in Belvedere Company and Cash Management are classified as Level 1 within the fair value hierarchy. Interest rate swap agreements are classified as Level 2 within the fair value hierarchy, while the Fund’s real estate investments are classified as Level 3 within the fair value hierarchy. The Fund’s assets classified as Level 3 as of as of December 31, 2009 and 2008 represent 19.3% and 23.5% of the Fund’s total assets, respectively.

The following tables present for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of December 31, 2009 and 2008.

		Fair Value Measurements
		at December 31, 2009
Description	December 31, 2009	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company	$790,300,146	$790,300,146	$—	$—
Partnership Preference Units	82,033,291	—	—	82,033,291
Real Estate Joint Ventures	31,530,169	—	—	31,530,169
Wholly Owned and Co-owned Properties	77,519,828	—	—	77,519,828
Short-Term Investment	1,712,911	1,712,911	—	—

Total	$983,096,345	$792,013,057	$—	$191,083,288

Liabilities
Interest Rate Swap Agreements	$4,433,777	$—	$4,433,777	$—

Total	$4,433,777	$—	$4,433,777	$—

Belrose Capital Fund LLC	December 31, 2009
Notes to Consolidated Financial Statements (continued)

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

The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2009 and 2008.

	Level 3 Fair Value Measurements for the
	Year Ended December 31, 2009
			Wholly
	Partnership	Real Estate	Owned and
	Preference	Joint	Co-owned
	Units	Ventures	Properties	Total

Beginning balance as of December 31, 2008	$66,170,613	$105,073,300	$153,368,906	$324,612,819
Net realized loss	(2,545,372)	(12,404,646)	(5,876,241)	(20,826,259)
Net change in unrealized appreciation (depreciation)	23,866,018	(44,192,841)	(47,598,745)	(67,925,568)
Net sales	(5,457,968)	—	(23,067,003)	(28,524,971)
Net investment income(1)	—	1,317,088	690,332	2,007,420
Other(2)	—	(18,262,732)	2,579	(18,260,153)
Net transfers in and/or out of Level 3	—	—	—	—

Ending balance as of December 31, 2009	$82,033,291	$31,530,169	$77,519,828	$191,083,288

Net change in unrealized appreciation (depreciation) from investments still held at December 31, 2009	$21,133,372	$(44,192,841)	$(47,598,745)	$(70,658,214)

Belrose Capital Fund LLC	December 31, 2009
Notes to Consolidated Financial Statements (continued)

	Level 3 Fair Value Measurements for the
	Year Ended December 31, 2008
			Wholly
	Partnership	Real Estate	Owned and
	Preference	Joint	Co-owned
	Units	Ventures	Properties	Total

Beginning balance as of December 31, 2007	$102,927,277	$148,952,820	$167,650,000	$419,530,097
Net realized loss	(66,982)	—	—	(66,982)
Net change in unrealized appreciation (depreciation)	(36,023,040)	(47,337,891)	(23,543,314)	(106,904,245)
Net purchases (sales)	(666,642)	—	8,949,351	8,282,709
Net investment income(1)	—	6,664,652	302,451	6,967,103
Other(2)	—	(3,206,281)	10,418	(3,195,863)
Net transfers in and/or out of Level 3	—	—	—	—

Ending balance as of December 31, 2008	$66,170,613	$105,073,300	$153,368,906	$324,612,819

Net change in unrealized appreciation (depreciation) from investments still held at December 31, 2008	$(36,017,218)	$(47,337,891)	$(23,543,314)	$(106,898,423)

(1)	Represents net investment income recorded using the equity method of accounting.

(2)	Represents net capital contributions (distributions) recorded using the equity method of accounting.

4 Shareholder Transactions

Belrose Capital may issue an unlimited number of full and fractional Fund shares. Shareholders who elect the estate freeze feature have their shares subdivided into preferred shares and common shares. Transactions in Fund shares were as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Issued to Shareholders electing to receive payment of distributions in Fund shares	95,452	79,064	91,907
Redemptions	(3,914,704)	(1,743,118)	(1,008,922)

Net decrease	(3,819,252)	(1,664,054)	(917,015)

5 Distributions to Shareholders

Belrose Capital intends to distribute at the end of each year, or shortly thereafter, an amount approximately equal to the taxes payable on its net investment income allocated to Shareholders. Prior to December 31, 2009, the Fund had distributed all of its net investment income to Shareholders.

Belrose Capital also intends to distribute at the end of each year, or shortly thereafter, approximately 18% of its net realized capital gains, if any, other than precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event with respect to a security contributed by that Shareholder or such Shareholder’s predecessor in interest. Whenever a distribution in respect of a precontribution gain is made, Belrose Capital intends to make a supplemental distribution to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and supplemental distributions. Capital gain distributions that are made with respect to realized precontribution gains and the associated supplemental distributions (collectively, Special Distributions) are made solely to the

Belrose Capital Fund LLC	December 31, 2009
Notes to Consolidated Financial Statements (continued)

Shareholders to whom such realized precontribution gain is allocated. Special Distributions of $52,879 were accrued during the year ended December 31, 2009. Special Distributions of $438,782 were accrued during the year ended December 31, 2008 and subsequently paid during the year ended December 31, 2009. There were no Special Distributions paid or accrued during the year ended December 31, 2007.

The Fund’s distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income or loss and net realized gain or loss as set forth in the Fund’s consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under GAAP. The amount of the Fund’s distributions may be adjusted in the future to reflect changes in effective tax rates.

In addition, Belrose Realty intends to distribute to Belrose Capital substantially all of its taxable income earned during the year.

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

6 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the years ended December 31, 2009, 2008 and 2007.

	Year Ended
	December 31,	December 31,	December 31,
Investment Transactions	2009	2008	2007

Decreases in investment in Belvedere Company	$412,700,170	$262,012,556	$123,219,812
Increases in Partnership Preference Units	$3,419	$2,170	$25,008,167
Decreases in Partnership Preference Units(1)	$5,461,387	$668,812	$13,280,073
Increases in investment in Real Estate Joint Ventures	$—	$—	$1,200,000
Decreases in investment in Real Estate Joint Ventures	$18,262,732	$3,206,281	$2,758,925
Increases in investment in Wholly Owned Properties	$4,682,997	$308,887	$34,069,659
Decreases in investment in Wholly Owned Properties	$1,907,288	$400,000	$—
Increases in investment in Co-owned Property(2)	$2,579	$9,050,882	$—

(1)	Decreases in Partnership Preference Units for the year ended December 31, 2007 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management for which a realized gain of $1,844 was recognized.
(2)	Increases in investment in Co-owned Property for the year ended December 31, 2008 include the purchase of a Co-owned Property from the real estate investment affiliate of another investment fund advised by Boston Management for $9,040,464.

Belrose Capital Fund LLC	December 31, 2009
Notes to Consolidated Financial Statements (continued)

7 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in the Portfolio through Belvedere Company for the years ended December 31, 2009, 2008 and 2007, including allocations of income, expenses and net realized and unrealized gains (losses).

	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Belvedere Company’s interest in the Portfolio(1)	$6,702,473,451	$7,830,200,429	$14,763,099,076
The Fund’s investment in Belvedere Company(2)	$790,300,146	$1,052,167,704	$1,899,517,238
Income allocated to Belvedere Company from the Portfolio	$154,559,605	$270,863,516	$298,751,556
Income allocated to the Fund from Belvedere Company	$20,275,839	$34,906,771	$38,457,422
Expenses allocated to Belvedere Company from the Portfolio	$31,400,023	$53,705,900	$67,348,884
Expenses allocated to the Fund from Belvedere Company(3)	$5,416,950	$9,266,644	$11,677,373
Net realized gain (loss) from investment transactions and foreign currency transactions allocated to Belvedere Company from the Portfolio	$(540,322,752)	$(203,248,973)	$581,142,259
Net realized gain (loss) from investment transactions and foreign currency transactions allocated to the Fund from Belvedere Company	$(73,060,427)	$(25,230,470)	$74,429,684
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to Belvedere Company from the Portfolio	$1,646,321,220	$(4,579,608,072)	$(99,671,823)
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to the Fund from Belvedere Company	$209,034,150	$(585,746,635)	$(13,042,344)

(1)	As of December 31, 2009, 2008 and 2007, the value of Belvedere Company’s interest in the Portfolio represents 70.7%, 73.9% and 74.3% of the Portfolio’s net assets, respectively.
(2)	As of December 31, 2009, 2008 and 2007, the Fund’s investment in Belvedere Company represents 11.8%, 13.4% and 12.9% of Belvedere Company’s net assets, respectively.
(3)	Expenses allocated to the Fund from Belvedere Company represent:

	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Expenses allocated from the Portfolio	$4,091,879	$6,911,976	$8,669,123
Servicing fee (see Note 12)	$1,293,799	$2,284,019	$2,934,192
Operating expenses	$31,272	$70,649	$74,058

8 Investment in Real Estate Joint Ventures

At December 31, 2009 and 2008, Belrose Realty owned a majority economic interest in two Real Estate Joint Ventures, Deerfield Property Trust (Deerfield) and Katahdin Property Trust, LLC (Katahdin).

A board of trustees or managers controls the business of each Real Estate Joint Venture. Each of Belrose Realty and the Operating Partner of the Real Estate Joint Venture has representation on the board and the unanimous consent of the board is required for all major decisions (which include such actions as (i) capital transactions (i.e., acquisitions, dispositions or financings); (ii) organizational events (i.e., mergers or liquidation); and (iii) operating plans (i.e., annual budgets)). The board of each Real Estate Joint Venture has delegated the day-to-day administration of the Real Estate Joint Venture and the day-to-day management of its real properties to the Operating Partner. Through its control of the day-to-day operations of the Real Estate Joint Venture and its properties, as well as its required consent to all major decisions affecting the Real Estate Joint Venture, each

Belrose Capital Fund LLC	December 31, 2009
Notes to Consolidated Financial Statements (continued)

Operating Partner has significant participating rights and responsibilities with respect to the Real Estate Joint Venture. Each Operating Partner receives management-related fees from the Real Estate Joint Venture and, in addition, is reimbursed for certain payroll and other direct expenses incurred.

Distributable cash flows from operations of each Real Estate Joint Venture are allocated per each Real Estate Joint Venture agreement in a manner that provides Belrose Realty: 1) a priority with respect to a fixed annual preferred return; and 2) participation on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of Belrose Realty and the subordinated preferred return of each Operating Partner. Distributable cash flows from dispositions of real properties or liquidation of each Real Estate Joint Venture is allocated on a pro rata basis up until the return of Belrose Realty and each Operating Partner’s contributed capital with any excess allocated in a manner similar to that of cash flows from operations.

The Real Estate Joint Ventures are financed through mortgage notes secured by the real properties held by the respective entities. The mortgage notes are without recourse to Fund Shareholders and generally without recourse to Belrose Capital and Belrose Realty. Deerfield’s mortgage notes mature in September 2012 and Katahdin’s mortgage notes mature in June 2011.

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

Combined and condensed financial data of the Real Estate Joint Ventures is presented below.

	At December 31,	At December 31,
	2009	2008

Assets
Investment in real estate	$212,577,183	$379,466,955
Other assets	7,706,952	10,311,145

Total assets	$220,284,135	$389,778,100

Liabilities and Shareholders’ Equity
Mortgage notes payable, at face(1)	$173,797,274	$241,084,373
Other liabilities	7,193,221	8,324,598

Total liabilities	$180,990,495	$249,408,971

Shareholders’ equity	$39,293,640	$140,369,129

Total liabilities and shareholders’ equity	$220,284,135	$389,778,100

(1)	The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. During the year ended December 31, 2009, Deerfield and Katahdin sold one and three properties, respectively, and prepaid a portion of the related mortgage notes payable. The proceeds from the sale of the Katahdin properties, net of prepayment penalties, were distributed to both Belrose Realty and the Operating Partner.

Belrose Capital Fund LLC	December 31, 2009
Notes to Consolidated Financial Statements (continued)

	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Revenues	$36,392,348	$42,874,531	$42,271,494
Expenses	34,740,498	33,972,331	34,626,529

Net investment income before realized and unrealized gain (loss)	$1,651,850	$8,902,200	$7,644,965
Realized loss	(16,104,494)	—	(47,215)
Change in net unrealized appreciation (depreciation)	(63,386,829)	(69,711,827)	13,422,884

Net investment income (loss)	$(77,839,473)	$(60,809,627)	$21,020,634

9 Investment in Co-owned Property

At December 31, 2009 and 2008, Belrose Realty held an investment in Co-owned Property through Bel Stamford IV LLC. The other investors in the Co-owned Property are real estate investment affiliates of other investment funds advised by Boston Management. The Co-owned Property is financed through a mortgage note secured by the real property. The mortgage note is generally without recourse to Belrose Capital and Belrose Realty, except that there may be recourse for certain liabilities arising from actions such as fraud, misrepresentation, misappropriation of funds or breach of material covenants and liabilities arising from environmental conditions.

10 Interest Rate Swap Agreements

Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a portion of its borrowings under the Credit Facility (Note 11B). Pursuant to the agreements, Belrose Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month or three-month LIBOR. See Note 2F for additional information. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. The risks of interest rate swap agreements include changes in market conditions that will affect the value of the agreement or the cash flows and the possible inability of the counterparty to fulfill its obligations under the agreement. Belrose Capital’s maximum risk of loss from counterparty credit risk is the discounted net value of the cash flows to be received from/paid to the counterparty over the agreement’s remaining life, to the extent that the amount is positive. The following table summarizes Belrose Capital’s interest rate swap agreements.

Derivatives Not Designated as	Liability Derivatives at
Hedging Instruments	December 31, 2009	December 31, 2008

Notional amount	$123,306,500	$192,837,500
Average notional amount during the respective period	$172,421,000	$320,954,000
Weighted average fixed interest rate	4.31%	4.26%
Floating rates	1 month LIBOR + 0.30%	1 month LIBOR + 0.30%
	3 month LIBOR	3 month LIBOR
Initial optional termination dates	—	7/2009 – 11/2009
Final termination dates	6/2010 – 6/2012	6/2010 – 6/2012
Fair value	$(4,433,777)	$(8,414,446)

Belrose Capital Fund LLC	December 31, 2009
Notes to Consolidated Financial Statements (continued)

11 Debt

A Mortgage Notes. Bel Marlborough is financed through a mortgage note secured by the real property. The mortgage note is generally without recourse to Belrose Capital and Belrose Realty, except that there may be recourse for certain liabilities arising from actions such as fraud, misrepresentation, misappropriation of funds or breach of material covenants and liabilities arising from environmental conditions.

The fair value of the aggregate real properties securing the mortgage note(s) is approximately $74,600,000 and $147,600,000 at December 31, 2009 and 2008, respectively. Terms of the mortgage note(s) payable and amounts outstanding are as follows:

		Monthly
	Annual	Principal		Outstanding at
	Interest	and Interest		December 31,		December 31,
Maturity Date	Rate	Payment		2009		2008

December 1, 2014	5.2075%	$351,728		$59,406,285		$60,460,562
January 8, 2018	6.03%	128,138	(1)	—	(2)	25,500,000

				$59,406,285		$85,960,562

(1)	Mortgage note provides for interest only payments due monthly with the entire principal balance due on the maturity date.
(2)	In November 2009, Belrose Realty sold its interest in Bel Larimer subject to the related mortgage note payable. At the time of the transaction, the mortgage note payable was $25,500,000.

Scheduled principal payments of the mortgage note for the years subsequent to December 31, 2009 are as follows:

Year Ending December 31,	Amount

2010	$1,111,308
2011	1,171,424
2012	1,226,170
2013	1,301,120
2014	54,596,263

$59,406,285

The fair value of the mortgage note(s) payable is approximately $53,400,000 and $79,400,000 at December 31, 2009 and 2008, respectively. The fair value was determined by management by discounting the future cash flows using current prevailing interest rates for mortgage notes payable with similar terms and maturities. The use of different assumptions or estimation methodologies may have a material effect on the fair value amounts. These fair value estimates may not be indicative of the amounts realizable in a current settlement of the mortgage note(s) payable or upon disposition of the real property securing the mortgage note(s) payable. The mortgage note(s) payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. Management generally has no current plans to prepay or otherwise dispose of the mortgage note payable without the sale of the related real property.

B Credit Facility. Belrose Capital has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) (collectively, the Credit Facility). The Credit Facility matures on June 25, 2010.

Belrose Capital Fund LLC	December 31, 2009
Notes to Consolidated Financial Statements (continued)

The credit arrangement with DKH is a term loan facility that accrues interest at a rate of one-month LIBOR plus 0.30% per annum. During the year ended December 31, 2009, Belrose Capital made repayments to decrease the term loan with DKH by an aggregate amount of $165,500,000.

The credit arrangement with Merrill Lynch is a revolving loan facility. In December 2009, Belrose Capital decreased the amount of the revolving loan facility by $142,000,000 to an aggregate amount available for borrowing of $30,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount and is included in Credit Facility interest expense in the accompanying consolidated financial statements.

Obligations under the Credit Facility are without recourse to Shareholders. Belrose Capital is required under the Credit Facility to maintain at all times a specified asset coverage ratio. The rights of the lender to receive payments of interest on and repayments of principal of borrowings are senior to the rights of the Shareholders. Under the terms of the Credit Facility, Belrose Capital is not permitted to make distributions of cash or securities while there is outstanding any event of default under the Credit Facility. During such periods, Belrose Capital would not be able to honor redemption requests or make cash distributions. The Credit Facility is secured by a pledge of Belrose Capital’s assets, excluding the Fund’s Real Estate Joint Ventures, Wholly Owned Properties and Co-owned Property.

The following table summarizes Belrose Capital’s Credit Facility. The fair value of the Credit Facility approximates its carrying value.

	At December 31, 2009	At December 31, 2008

Total amount available under the Credit Facility	$230,000,000	$537,500,000
DKH borrowings outstanding	$200,000,000	$365,500,000
Merrill Lynch borrowings outstanding	$—	$—

On December 21, 2009, Belrose Capital entered into a credit arrangement with Bank of America (the new Credit Facility) to refinance the existing Credit Facility on or before April 1, 2010 (the Refinancing Date). On the Refinancing Date, Belrose Capital will borrow under the new Credit Facility to repay and terminate the existing Credit Facility. The new Credit Facility will have a minimum initial term of 540 days from the Refinancing Date but may be terminated by the lender any time thereafter upon 180 days’ notice. Belrose Capital may terminate the new Credit Facility upon 30 days’ notice subject to an early termination fee.

The maximum aggregate amount that will be available for borrowing under the new Credit Facility is $235,000,000.

Belrose Capital will pay a rate of interest equal to three-month LIBOR plus 1.75% per annum on outstanding borrowings under the new Credit Facility. A loan structure fee payable equal to 0.25% of the total amount available under the new Credit Facility is payable on the Refinancing Date. A commitment fee of 0.25% per annum will be paid on the unused commitment amount through the Refinancing Date and 0.40% per annum thereafter. The commitment fee may be increased if outstanding borrowings fall below certain levels.

Obligations under the new Credit Facility will be without recourse to Shareholders. Borrowings under the new Credit Facility will be secured by a pledge of Belrose Capital’s assets, excluding the Fund’s real estate investments. The new Credit Facility contains provisions requiring the maintenance of specified asset coverage ratios and restricting redemptions and cash distributions in the case of any event of default by Belrose Capital.

Borrowings under the Credit Facility have been used to purchase the Fund’s interests in real estate investments, to pay selling commissions and organizational expenses and to provide for the liquidity needs of the Fund. Additional borrowings under the Credit Facility and the new Credit Facility may be made in the future for these purposes.

Belrose Capital Fund LLC	December 31, 2009
Notes to Consolidated Financial Statements (continued)

C Average Borrowings and Average Interest Rate. During the year ended December 31, 2009, the average balance of borrowings under the Credit Facility was approximately $277,500,000 with a weighted average interest rate of 0.73%. The weighted average interest rate for the Credit Facility includes all costs of borrowings under the Credit Facility. The average balance of borrowings under the mortgage notes for the period the mortgage notes were held during the year ended December 31, 2009 was approximately $85,400,000 with a weighted average interest rate of 5.45%.

12 Management Fee and Other Transactions with Affiliates

Belrose Capital and the Portfolio have engaged Boston Management as investment adviser. Under the terms of the advisory agreement with the Portfolio, Boston Management receives a monthly advisory fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the years ended December 31, 2009, 2008 and 2007, the advisory fee applicable to the Portfolio was 0.45%, 0.43% and 0.43% of average daily net assets, respectively.

Subject to the fee waiver described below, Boston Management is entitled to receive a monthly advisory and administrative fee of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of Belrose Capital. The term “gross assets” means the value of all of Belrose Capital’s assets, including Belrose Capital’s interest in Belvedere Company and Belrose Capital’s ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, without reduction by any liabilities. Belrose Realty pays Boston Management a monthly management fee at a rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of Belrose Realty. The term “gross assets” means the value of all assets of Belrose Realty, including Belrose Realty’s ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, without reduction by any liabilities.

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

Belrose Capital Fund LLC	December 31, 2009
Notes to Consolidated Financial Statements (continued)

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

The table below sets forth the fees paid or payable by, or allocable to, the Fund for the years ended December 31, 2009, 2008 and 2007 in connection with the services rendered by Eaton Vance and its affiliates.

	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Advisory fee allocated to Belvedere Company from the Portfolio	$29,752,815	$50,952,553	$64,755,126
Advisory fee allocated to the Fund from Belvedere Company	$3,875,704	$6,557,778	$8,335,212
Advisory fee allocated to the Fund from Cash Management	$9,451	$12,343	$24,117
Advisory and administrative fees incurred directly by the Fund	$4,074,390	$6,144,578	$6,993,350
Distribution fee incurred directly by the Fund	$752,667	$1,418,420	$1,896,200
Reduction of advisory and administrative fees	$752,667	$1,418,420	$1,896,200
Servicing fee of Belvedere Company	$9,934,858	$17,747,191	$22,797,451
Servicing fee allocated to the Fund from Belvedere Company	$1,293,799	$2,284,019	$2,934,192
Servicing fee incurred directly by the Fund	$587,428	$1,259,783	$1,805,886
Servicing fee paid or accrued to subagents	$1,881,210	$3,543,775	$4,740,051

13 Segment Information

Belrose Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belrose Capital invests in real estate investments through Belrose Realty (Note 1). The Fund’s investment income from real estate investments primarily consists of distribution income from Partnership Preference Units, net investment income from Real Estate Joint Ventures and Co-owned Property and rental income from Wholly Owned Properties.

Belrose Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation).

The Fund’s Credit Facility borrowings and related interest expense are centrally managed by the Fund. A portion of the Credit Facility borrowings and related interest expense have been approximated and allocated to the real estate segment for presentation purposes herein. Credit Facility borrowings allocated to the real estate segment primarily represent estimated net amounts borrowed to purchase the Fund’s interests in real estate investments. The Fund’s interest rate swap agreement balances are presented as part of the real estate segment for presentation purposes

Belrose Capital Fund LLC	December 31, 2009
Notes to Consolidated Financial Statements (continued)

herein. The accounting policies of the reportable segments are the same as those for Belrose Capital on a consolidated basis (Note 2). No reportable segments have been aggregated. Reportable information by segment is as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Investment income
The Portfolio*	$14,858,889	$25,640,127	$26,780,049
Real Estate	24,121,331	31,555,059	27,560,766
Unallocated	1,810	70,126	251,953

Total investment income	$38,982,030	$57,265,312	$54,592,768

Interest expense
The Portfolio*	$—	$—	$—
Real Estate(1)	6,601,060	16,032,251	19,881,488
Unallocated(2)	80,641	2,280,501	6,718,093

Total interest expense	$6,681,701	$18,312,752	$26,599,581

Net realized gain (loss)
The Portfolio*	$(73,060,427)	$(25,230,470)	$74,429,684
Real Estate	(27,354,831)	(4,177,314)	2,383,896
Unallocated	—	—	—

Total net realized gain (loss)	$(100,415,258)	$(29,407,784)	$76,813,580

Net change in unrealized appreciation (depreciation)
The Portfolio*	$209,034,150	$(585,746,635)	$(13,042,344)
Real Estate	(63,944,899)	(114,321,634)	(10,351,372)
Unallocated	—	—	—

Total net change in unrealized appreciation (depreciation)	$145,089,251	$(700,068,269)	$(23,393,716)

Net increase (decrease) in net assets from operations
The Portfolio*	$150,324,722	$(586,414,120)	$86,671,721
Real Estate	(81,804,168)	(112,388,330)	(9,519,298)
Unallocated(3)	(1,808,958)	(5,253,971)	(10,587,642)

Net increase (decrease) in net assets from operations	$66,711,596	$(704,056,421)	$66,564,781

Belrose Capital Fund LLC	December 31, 2009
Notes to Consolidated Financial Statements (continued)

	At December 31, 2009	At December 31, 2008

Segment assets
The Portfolio*	$790,300,146	$1,052,167,704
Real Estate	196,707,027	327,377,015
Unallocated(4)	3,522,980	2,267,406

Segment assets	$990,530,153	$1,381,812,125

Net assets
The Portfolio*	$776,598,977	$1,050,915,012
Real Estate	(64,226,479)	(70,951,489)
Unallocated(5)	(4,357,872)	(61,305,114)

Net assets	$708,014,626	$918,658,409

*	Belrose Capital invests indirectly in the Portfolio through Belvedere Company.
(1)	Includes interest expense on the mortgage notes payable held by the Wholly Owned Properties, as well as interest expense incurred on Credit Facility borrowings allocated to the real estate segment for presentation purposes.
(2)	Unallocated interest expense represents interest incurred on unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments.
(3)	Unallocated amounts pertain to the overall operation of Belrose Capital and do not pertain to either segment. Primarily included in these amounts are the following expenses.

	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Distribution and servicing fees	$1,340,095	$2,678,203	$3,702,086
Audit expense	$259,847	$252,012	$245,000
Interest expense on Credit Facility	$80,641	$2,280,501	$6,718,093

(4)	Primarily includes cash held by the Fund and the Fund’s investment in Cash Management.
(5)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of December 31, 2009 and 2008, such borrowings totaled approximately $7,396,000 and $63,110,000, respectively.

14 Subsequent Event

On January 27, 2010, the Fund made a distribution of $0.23 per share to Shareholders of record on January 26, 2010.

Belrose Capital Fund LLC	December 31, 2009
Report of Independent Registered Public Accounting Firm

To the Shareholders of Belrose Capital Fund LLC and Subsidiaries

We have audited the accompanying consolidated statements of assets and liabilities of Belrose Capital Fund LLC and subsidiaries (collectively the “Fund”), including the consolidated portfolios of investments, as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights for each of the three years in the period ended December 31, 2009. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2009 and 2008, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Belrose Capital Fund LLC and subsidiaries as of December 31, 2009 and 2008, the results of their operations, the changes in their net assets, their cash flows, and the financial highlights for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 1, 2010

Tax-Managed Growth Portfolio	as of December 31, 2009
Portfolio of Investments

Common Stocks — 98.5%

Security	Shares	Value

Aerospace & Defense — 4.8%

Boeing Co. (The)	960,677	$52,001,446
General Dynamics Corp.	473,021	32,245,842
Honeywell International, Inc.	293,134	11,490,853
Lockheed Martin Corp.	19,800	1,491,930
Northrop Grumman Corp.	1,701,074	95,004,983
Raytheon Co.	58,153	2,996,042
Rockwell Collins, Inc.	147,928	8,189,294
United Technologies Corp.	3,657,193	253,845,766

		$457,266,156

Air Freight & Logistics — 2.4%

FedEx Corp.	1,156,039	$96,471,455
United Parcel Service, Inc., Class B	2,262,306	129,788,495

		$226,259,950

Auto Components — 0.2%

Johnson Controls, Inc.	740,109	$20,160,569
WABCO Holdings, Inc.	1,156	29,813

		$20,190,382

Automobiles — 0.0%

DaimlerChrysler AG	17,284	$921,237
Harley-Davidson, Inc.	133,800	3,371,760

		$4,292,997

Beverages — 5.0%

Brown-Forman Corp., Class A	393,146	$22,153,777
Brown-Forman Corp., Class B	156,213	8,368,330
Coca-Cola Co. (The)	2,871,938	163,700,466
Coca-Cola Enterprises, Inc.	54,516	1,155,739
Molson Coors Brewing Co., Class B	186,000	8,399,760
PepsiCo, Inc.	4,422,231	268,871,645

		$472,649,717

Biotechnology — 1.9%

Amgen, Inc.(1)	2,920,204	$165,195,940
Biogen Idec, Inc.(1)	13,543	724,550
Genzyme Corp.(1)	23,267	1,140,316
Gilead Sciences, Inc.(1)	246,207	10,655,839

		$177,716,645

Building Products — 0.0%

Masco Corp.	140,317	$1,937,778

		$1,937,778

Capital Markets — 4.0%

Ameriprise Financial, Inc.	74,124	$2,877,494
Bank of New York Mellon Corp. (The)	894,847	25,028,871
Charles Schwab Corp. (The)	718,360	13,519,535
Credit Suisse Group AG	47,576	2,356,978
E*Trade Financial Corp.(1)	45,935	80,386
Federated Investors, Inc., Class B	293,517	8,071,718
Franklin Resources, Inc.	539,468	56,832,954
Goldman Sachs Group, Inc. (The)	557,466	94,122,559
Legg Mason, Inc.	104,784	3,160,285
Morgan Stanley	2,837,118	83,978,693
Northern Trust Corp.	715,649	37,500,008
Piper Jaffray Cos., Inc.(1)	504	25,507
State Street Corp.	531,412	23,137,678
T. Rowe Price Group, Inc.	323,743	17,239,315
UBS AG(1)	94,307	1,462,702
Waddell & Reed Financial, Inc., Class A	273,635	8,356,813

		$377,751,496

Chemicals — 1.0%

Ashland, Inc.	30,391	$1,204,092
Dow Chemical Co. (The)	152,627	4,217,084
E.I. Du Pont de Nemours & Co.	978,736	32,954,041
Ecolab, Inc.	380,814	16,976,688
Monsanto Co.	29,739	2,431,163
PPG Industries, Inc.	4,400	257,576
Sigma-Aldrich Corp.	809,485	40,903,277

		$98,943,921

Commercial Banks — 2.8%

Bank of Hawaii Corp.	616	$28,989
Bank of Montreal	33,047	1,754,135
BB&T Corp.	1,043,443	26,472,149
City National Corp.	52,552	2,396,371
Comerica, Inc.	230,933	6,828,689
Fifth Third Bancorp	1,588,904	15,491,814
First Horizon National Corp.(1)	69,184	927,066
HSBC Holdings PLC	220,592	2,509,220
HSBC Holdings PLC ADR	103,266	5,895,456
KeyCorp	180,824	1,003,573
M&T Bank Corp.	25,938	1,734,993
Marshall & Ilsley Corp.	158,431	863,449

See notes to financial statements

Tax-Managed Growth Portfolio	as of December 31, 2009
Portfolio of Investments (continued)

Security	Shares	Value

Commercial Banks (continued)

PNC Financial Services Group, Inc.	81,695	$4,312,679
Regions Financial Corp.	250,097	1,323,013
Royal Bank of Canada	252,530	13,522,981
Societe Generale	669,675	46,528,985
SunTrust Banks, Inc.	321,840	6,530,134
Synovus Financial Corp.	52,977	108,603
Toronto-Dominion Bank	17,915	1,123,629
Trustmark Corp.	205,425	4,630,280
U.S. Bancorp	2,933,385	66,030,496
Wells Fargo & Co.	2,165,006	58,433,512
Westamerica Bancorporation	1,968	108,968
Zions Bancorporation	63,409	813,537

		$269,372,721

Commercial Services & Supplies — 0.1%

Avery Dennison Corp.	56,594	$2,065,115
Cintas Corp.	208,456	5,430,279
Pitney Bowes, Inc.	15,870	361,201
Waste Management, Inc.	108,828	3,679,475

		$11,536,070

Communications Equipment — 3.9%

Cisco Systems, Inc.(1)	7,187,656	$172,072,485
Juniper Networks, Inc.(1)	109,780	2,927,833
Motorola, Inc.(1)	1,151,307	8,934,142
Nokia Oyj ADR	1,721,613	22,122,727
QUALCOMM, Inc.	3,168,806	146,588,965
Telefonaktiebolaget LM Ericsson ADR	1,750,000	16,082,500

		$368,728,652

Computers & Peripherals — 4.6%

Apple, Inc.(1)	291,406	$61,445,869
Dell, Inc.(1)	4,062,859	58,342,655
EMC Corp.(1)	2,038,992	35,621,190
Hewlett-Packard Co.	1,117,077	57,540,636
International Business Machines Corp.	1,581,888	207,069,139
Lexmark International, Inc., Class A(1)	34,181	888,023
NetApp, Inc.(1)	417,589	14,360,886

		$435,268,398

Construction & Engineering — 0.0%

Jacobs Engineering Group, Inc.(1)	64,781	$2,436,413

		$2,436,413

Construction Materials — 0.0%

Vulcan Materials Co.	34,690	$1,827,122

		$1,827,122

Consumer Finance — 0.5%

American Express Co.	420,726	$17,047,818
Capital One Financial Corp.	407,705	15,631,410
Discover Financial Services	1,105,050	16,255,285
SLM Corp.(1)	10,200	114,954

		$49,049,467

Containers & Packaging — 0.1%

Bemis Co., Inc.	133,186	$3,948,965
Temple-Inland, Inc.	90,660	1,913,832

		$5,862,797

Distributors — 0.1%

Genuine Parts Co.	188,424	$7,152,575

		$7,152,575

Diversified Consumer Services — 0.4%

Apollo Group, Inc., Class A(1)	10,887	$659,535
H&R Block, Inc.	1,506,291	34,072,302

		$34,731,837

Diversified Financial Services — 1.8%

Bank of America Corp.	2,830,245	$42,623,490
Citigroup, Inc.	119,611	395,912
CME Group, Inc.	28,751	9,658,898
ING Groep NV ADR(1)	191,170	1,875,378
IntercontinentalExchange, Inc.(1)	13,162	1,478,093
JPMorgan Chase & Co.	2,683,320	111,813,944
Moody’s Corp.	179,602	4,813,334

		$172,659,049

Diversified Telecommunication Services — 1.0%

AT&T, Inc.	1,500,639	$42,062,911
CenturyTel, Inc.	11,539	417,827
Deutsche Telekom AG ADR	1,374,898	20,211,001
McLeodUSA, Inc., Class A(1)(2)	947	0
Telefonos de Mexico SA de CV ADR	704,876	11,686,844
Telmex Internacional SAB de CV ADR	283,026	5,023,711

See notes to financial statements

Tax-Managed Growth Portfolio	as of December 31, 2009
Portfolio of Investments (continued)

Security	Shares	Value

Diversified Telecommunication Services (continued)

Verizon Communications, Inc.	444,858	$14,738,146
Windstream Corp.	247,947	2,724,938

		$96,865,378

Electric Utilities — 0.0%

Duke Energy Corp.	47,382	$815,444
Exelon Corp.	9,202	449,702
Southern Co. (The)	68,451	2,280,787

		$3,545,933

Electrical Equipment — 1.1%

Emerson Electric Co.	2,283,488	$97,276,589
Rockwell Automation, Inc.	125,000	5,872,500
SunPower Corp., Class B(1)	1	21

		$103,149,110

Electronic Equipment, Instruments & Components — 0.8%

Agilent Technologies, Inc.(1)	456,730	$14,190,601
Corning, Inc.	2,838,521	54,811,841
Flextronics International, Ltd.(1)	161,054	1,177,305
National Instruments Corp.	35,783	1,053,809
Tyco Electronics, Ltd.	10,142	248,986

		$71,482,542

Energy Equipment & Services — 1.3%

Baker Hughes, Inc.	136,681	$5,532,847
Halliburton Co.	846,488	25,470,824
Schlumberger, Ltd.	1,175,550	76,516,550
Transocean, Ltd.(1)	196,993	16,311,020

		$123,831,241

Food & Staples Retailing — 3.2%

Costco Wholesale Corp.	873,262	$51,670,913
CVS Caremark Corp.	1,958,996	63,099,261
Kroger Co. (The)	69,668	1,430,284
Safeway, Inc.	186,891	3,978,909
Sysco Corp.	1,717,782	47,994,829
Wal-Mart Stores, Inc.	2,002,154	107,015,131
Walgreen Co.	893,009	32,791,291

		$307,980,618

Food Products — 2.6%

Archer-Daniels-Midland Co.	1,574,460	$49,296,342
Campbell Soup Co.	54,780	1,851,564
ConAgra Foods, Inc.	100,372	2,313,575
Del Monte Foods Co.	17,418	197,520
General Mills, Inc.	27,469	1,945,080
H.J. Heinz Co.	114,878	4,912,183
Hershey Co. (The)	512,481	18,341,695
Kraft Foods, Inc., Class A	242,546	6,592,400
Nestle SA	2,750,000	133,467,372
Sara Lee Corp.	2,026,393	24,681,467
Unilever NV	72,175	2,333,418

		$245,932,616

Health Care Equipment & Supplies — 1.5%

Baxter International, Inc.	224,448	$13,170,608
Becton, Dickinson and Co.	63,708	5,024,013
Boston Scientific Corp.(1)	434,359	3,909,231
CareFusion Corp.(1)	315,076	7,880,051
Covidien PLC	193,320	9,258,095
Hospira, Inc.(1)	48,238	2,460,138
Medtronic, Inc.	1,746,454	76,809,047
St. Jude Medical, Inc.(1)	66,365	2,440,905
Stryker Corp.	155,879	7,851,625
Zimmer Holdings, Inc.(1)	240,888	14,238,890

		$143,042,603

Health Care Providers & Services — 1.1%

AmerisourceBergen Corp.	586,036	$15,277,959
Cardinal Health, Inc.	300,019	9,672,613
CIGNA Corp.	49,467	1,744,701
Express Scripts, Inc.(1)	196,994	17,030,131
Henry Schein, Inc.(1)	818,371	43,046,315
McKesson Corp.	6,462	403,875
Medco Health Solutions, Inc.(1)	146,516	9,363,838
PharMerica Corp.(1)	25,547	405,686
UnitedHealth Group, Inc.	201,101	6,129,558
WellPoint, Inc.(1)	53,673	3,128,599

		$106,203,275

Health Care Technology — 0.0%

IMS Health, Inc.	56,530	$1,190,522

		$1,190,522

See notes to financial statements

Tax-Managed Growth Portfolio	as of December 31, 2009
Portfolio of Investments (continued)

Security	Shares	Value

Hotels, Restaurants & Leisure — 1.7%

Carnival Corp.(1)	537,768	$17,041,868
Darden Restaurants, Inc.	147,345	5,167,389
International Game Technology	459,500	8,624,815
Interval Leisure Group, Inc.(1)	85,966	1,071,996
Marriott International, Inc., Class A	401,544	10,942,074
McDonald’s Corp.	865,066	54,014,721
Starbucks Corp.(1)	2,222,271	51,245,569
Yum! Brands, Inc.	246,105	8,606,292

		$156,714,724

Household Durables — 0.2%

D.R. Horton, Inc.	417,028	$4,533,094
Fortune Brands, Inc.	117,078	5,057,770
Leggett & Platt, Inc.	313,428	6,393,931
Newell Rubbermaid, Inc.	49,838	748,069

		$16,732,864

Household Products — 2.6%

Clorox Co. (The)	31,145	$1,899,845
Colgate-Palmolive Co.	680,288	55,885,659
Energizer Holdings, Inc.(1)	76,555	4,691,290
Kimberly-Clark Corp.	530,925	33,825,232
Procter & Gamble Co.	2,495,665	151,312,169

		$247,614,195

Independent Power Producers & Energy Traders — 0.0%

AES Corp. (The)(1)	93,180	$1,240,226

		$1,240,226

Industrial Conglomerates — 1.8%

3M Co.	901,357	$74,515,183
General Electric Co.	6,321,340	95,641,874
Textron, Inc.	18,236	343,019
Tyco International, Ltd.(1)	23,014	821,140

		$171,321,216

Insurance — 2.7%

Aegon NV ADR(1)	5,178,488	$33,194,108
Aflac, Inc.	262,505	12,140,856
Allstate Corp. (The)	124,523	3,740,671
AON Corp.	274,044	10,506,847
Berkshire Hathaway, Inc., Class A(1)	638	63,289,600
Berkshire Hathaway, Inc., Class B(1)	22,738	74,717,068
Chubb Corp.	25,054	1,232,156
Cincinnati Financial Corp.	179,991	4,722,964
Hartford Financial Services Group, Inc.	11,362	264,280
Lincoln National Corp.	54,170	1,347,750
Manulife Financial Corp.	69,765	1,279,490
Marsh & McLennan Cos., Inc.	172,845	3,816,418
MetLife, Inc.	81	2,863
Old Republic International Corp.	216,805	2,176,722
Progressive Corp.(1)	1,205,542	21,687,700
Torchmark Corp.	278,479	12,239,152
Travelers Companies, Inc. (The)	98,892	4,930,755

		$251,289,400

Internet & Catalog Retail — 0.1%

Amazon.com, Inc.(1)	43,801	$5,892,111
Expedia, Inc.(1)	119,213	3,064,966
HSN, Inc.(1)	60,017	1,211,743
Liberty Media Corp. – Interactive, Class A(1)	11,902	129,018
Ticketmaster Entertainment, Inc.(1)	80,619	985,164

		$11,283,002

Internet Software & Services — 1.7%

Akamai Technologies, Inc.(1)	200,000	$5,066,000
AOL, Inc.(1)	48,584	1,131,035
eBay, Inc.(1)	1,260,217	29,665,508
Google, Inc., Class A(1)	199,296	123,559,534
IAC/InterActiveCorp(1)	13,368	273,777
VeriSign, Inc.(1)	14,758	357,734

		$160,053,588

IT Services — 2.9%

Accenture PLC, Class A	2,738,000	$113,627,000
Acxiom Corp.(1)	68,785	923,095
Automatic Data Processing, Inc.	1,339,373	57,351,952
Broadridge Financial Solutions, Inc.	18,597	419,548
Computer Sciences Corp.(1)	150,923	8,682,600
DST Systems, Inc.(1)	600	26,130
Fidelity National Information Services, Inc.	106,171	2,488,648
Fiserv, Inc.(1)	47,355	2,295,771
Paychex, Inc.	757,686	23,215,499
Total System Services, Inc.	52,739	910,803
Western Union Co.	3,213,318	60,571,044

		$270,512,090

See notes to financial statements

Tax-Managed Growth Portfolio	as of December 31, 2009
Portfolio of Investments (continued)

Security	Shares	Value

Leisure Equipment & Products — 0.0%

Mattel, Inc.	22,565	$450,849

		$450,849

Life Sciences Tools & Services — 0.2%

Life Technologies Corp.(1)	344,969	$18,017,731
Thermo Fisher Scientific, Inc.(1)	18,700	891,803

		$18,909,534

Machinery — 2.5%

Caterpillar, Inc.	159,554	$9,092,982
Danaher Corp.	94,953	7,140,466
Deere & Co.	2,623,301	141,894,351
Dover Corp.	578,638	24,077,127
Illinois Tool Works, Inc.	1,183,752	56,808,259
Parker Hannifin Corp.	37,997	2,047,278

		$241,060,463

Media — 3.4%

Ascent Media Corp., Class A(1)	755	$19,275
CBS Corp., Class B	79,463	1,116,455
Comcast Corp., Class A	288,237	4,859,676
Comcast Corp., Class A Special	2,012,974	32,227,714
DIRECTV(1)	30,225	1,008,004
Discovery Communications, Inc., Class A(1)	7,555	231,712
Discovery Communications, Inc., Class C(1)	7,555	200,359
Gannett Co., Inc.	320,258	4,755,831
Liberty Capital, Class A(1)	7,556	180,437
Liberty Global, Inc., Series A(1)	2,381	52,168
Liberty Global, Inc., Series C(1)	2,382	52,047
Liberty Media Corp. - Starz, Series A(1)	3,022	139,465
McGraw-Hill Cos., Inc. (The)	299,599	10,039,562
New York Times Co. (The), Class A(1)	5,269	65,125
News Corp., Class A	97	1,328
Omnicom Group, Inc.	2,032,655	79,578,443
Time Warner Cable, Inc.	133,705	5,534,050
Time Warner, Inc.	531,114	15,476,662
Viacom, Inc., Class B(1)	83,155	2,472,198
Walt Disney Co. (The)	4,870,943	157,087,912
Washington Post Co., Class B	1,500	659,400
WPP PLC, ADR	46,597	2,266,944

		$318,024,767

Metals & Mining — 0.5%

Alcoa, Inc.	52,760	$850,491
BHP Billiton, Ltd. ADR	190,000	14,550,200
Freeport-McMoRan Copper & Gold, Inc.(1)	225,000	18,065,250
Nucor Corp.	230,000	10,729,500

		$44,195,441

Multiline Retail — 1.3%

JC Penney Co., Inc.	88,822	$2,363,553
Macy’s, Inc.	94,265	1,579,881
Nordstrom, Inc.	131,384	4,937,411
Sears Holdings Corp.(1)	4,107	342,729
Target Corp.	2,290,940	110,812,768

		$120,036,342

Oil, Gas & Consumable Fuels — 9.0%

Anadarko Petroleum Corp.	4,381,890	$273,517,574
Apache Corp.	2,145,656	221,367,330
BP PLC ADR	226,725	13,143,248
Chevron Corp.	655,424	50,461,094
ConocoPhillips	1,176,165	60,066,747
Devon Energy Corp.	568,771	41,804,668
Exxon Mobil Corp.	2,496,998	170,270,294
Hess Corp.	35,579	2,152,529
Marathon Oil Corp.	177,334	5,536,367
Murphy Oil Corp.	78,679	4,264,402
Royal Dutch Shell PLC ADR, Class A	127,794	7,681,697
Royal Dutch Shell PLC ADR, Class B	9,594	557,699
Spectra Energy Corp.	218,914	4,489,926
Williams Cos., Inc.	2,000	42,160

		$855,355,735

Paper & Forest Products — 0.0%

International Paper Co.	283	$7,579
Neenah Paper, Inc.	1,886	26,310
Weyerhaeuser Co.	4,754	205,087

		$238,976

Personal Products — 0.0%

Avon Products, Inc.	10,400	$327,600
Estee Lauder Cos., Inc., Class A	13,035	630,373

		$957,973

See notes to financial statements

Tax-Managed Growth Portfolio	as of December 31, 2009
Portfolio of Investments (continued)

Security	Shares	Value

Pharmaceuticals — 10.1%

Abbott Laboratories	3,397,401	$183,425,680
Allergan, Inc.	82,562	5,202,232
Bristol-Myers Squibb Co.	2,140,192	54,039,848
Eli Lilly & Co.	2,884,751	103,014,458
GlaxoSmithKline PLC ADR	448,388	18,944,393
Johnson & Johnson	3,081,962	198,509,172
King Pharmaceuticals, Inc.(1)	152,305	1,868,782
Merck & Co., Inc.	2,489,783	90,976,671
Novo Nordisk A/S ADR	353,594	22,576,977
Pfizer, Inc.	9,948,483	180,962,906
Teva Pharmaceutical Industries, Ltd. ADR	1,671,886	93,926,556

		$953,447,675

Real Estate Management & Development — 0.0%

Forest City Enterprises, Inc., Class A(1)	56,500	$665,570
Forestar Real Estate Group, Inc.(1)	30,220	664,236

		$1,329,806

Road & Rail — 0.2%

Burlington Northern Santa Fe Corp.	54,168	$5,342,048
Norfolk Southern Corp.	12,365	648,173
Union Pacific Corp.	132,257	8,451,223

		$14,441,444

Semiconductors & Semiconductor Equipment — 3.3%

Analog Devices, Inc.	560,289	$17,693,927
Applied Materials, Inc.	1,065,614	14,854,659
Broadcom Corp., Class A(1)	976,646	30,715,517
Cypress Semiconductor Corp.(1)	52,742	556,955
Intel Corp.	11,004,150	224,484,660
KLA-Tencor Corp.	143,189	5,177,714
Linear Technology Corp.	123,388	3,768,269
Maxim Integrated Products, Inc.	223,099	4,528,910
Texas Instruments, Inc.	552,587	14,400,417
Verigy, Ltd.(1)	3,524	45,354
Xilinx, Inc.	24,830	622,240

		$316,848,622

Software — 3.1%

Activision Blizzard, Inc.(1)	96,350	$1,070,448
Adobe Systems, Inc.(1)	440,317	16,194,859
CA, Inc.	45,408	1,019,864
Electronic Arts, Inc.(1)	21,405	379,939
Microsoft Corp.	3,425,420	104,441,056
Oracle Corp.	6,981,637	171,329,372
Symantec Corp.(1)	186,371	3,334,177

		$297,769,715

Specialty Retail — 2.3%

Abercrombie & Fitch Co., Class A	3,578	$124,693
Best Buy Co., Inc.	148,536	5,861,230
Gap, Inc. (The)	89,138	1,867,441
Home Depot, Inc.	3,945,465	114,142,302
Limited Brands, Inc.	42,136	810,697
Lowe’s Companies, Inc.	1,003,622	23,474,719
Sherwin-Williams Co. (The)	500	30,825
Staples, Inc.	257,430	6,330,204
TJX Companies, Inc. (The)	1,701,405	62,186,353

		$214,828,464

Textiles, Apparel & Luxury Goods — 2.2%

Coach, Inc.	10,800	$394,524
Hanesbrands, Inc.(1)	236,598	5,704,378
NIKE, Inc., Class B	3,058,444	202,071,395

		$208,170,297

Thrifts & Mortgage Finance — 0.0%

Tree.com, Inc.(1)	13,436	$122,939

		$122,939

Tobacco — 0.4%

Altria Group, Inc.	310,619	$6,097,451
Philip Morris International, Inc.	566,282	27,289,130

		$33,386,581

Wireless Telecommunication Services — 0.1%

America Movil SAB de CV ADR, Series L	22,000	$1,033,560
Sprint Nextel Corp.(1)	229,998	841,792
Telephone and Data Systems, Inc.	24,450	738,390

See notes to financial statements

Tax-Managed Growth Portfolio	as of December 31, 2009
Portfolio of Investments (continued)

Security	Shares	Value

Wireless Telecommunication Services (continued)

Telephone and Data Systems, Inc., Special Shares	9,066	$307,519
Vodafone Group PLC ADR	258,909	5,978,209

		$8,899,470

Total Common Stocks
(identified cost $7,498,546,989)		$9,334,094,379

Preferred Stocks — 0.0%

Security	Shares	Value

Commercial Banks — 0.0%

Wells Fargo & Co.	166	$116

Total Preferred Stocks
(identified cost $4,929)		$116

Convertible Preferred Stocks — 0.0%

Security	Shares	Value

Independent Power Producers & Energy Traders — 0.0%

Enron Corp.(1)(2)	11,050	$0

Total Convertible Preferred Stocks
(identified cost $16,626,069)		$0

Short-Term Investments — 1.1%

	Interest
	(000’s
Description	omitted)	Value

Cash Management Portfolio, 0.00%(3)	$109,919	$109,919,346

Total Short-Term Investments
(identified cost $109,919,346)		$109,919,346

Total Investments — 99.6%
(identified cost $7,625,097,333)		$9,444,013,841

Other Assets, Less Liabilities — 0.4%		$35,465,423

Net Assets — 100.0%		$9,479,479,264

ADR - American Depositary Receipt

(1)	Non-income producing security.
(2)	Security valued at fair value using methods determined in good faith by or at the direction of the Trustees.
(3)	Affiliated investment company available to Eaton Vance portfolios and funds which invests in high quality, U.S. dollar denominated money market instruments. The rate shown is the annualized seven-day yield as of December 31, 2009.

See notes to financial statements

Tax-Managed Growth Portfolio	as of December 31, 2009
Financial Statements

Statement of Assets and Liabilities

As of December 31, 2009

Assets

Unaffiliated investments, at value (identified cost, $7,515,177,987)	$9,334,094,495
Affiliated investments, at value (identified cost, $109,919,346)	109,919,346
Cash	1,618,404
Dividends receivable	13,680,323
Receivable for investments sold	21,882,113
Tax reclaims receivable	2,217,408

Total assets	$9,483,412,089

Liabilities

Payable to affiliates:
Investment adviser fee	$3,590,334
Trustees’ fees	12,625
Accrued expenses	329,866

Total liabilities	$3,932,825

Net Assets applicable to investors’ interest in Portfolio	$9,479,479,264

Sources of Net Assets

Net proceeds from capital contributions and withdrawals	$7,660,385,213
Net unrealized appreciation	1,819,094,051

Total	$9,479,479,264

Statement of Operations

For the Year Ended
December 31, 2009

Investment Income

Dividends (net of foreign taxes, $2,803,433)	$214,044,957
Interest income allocated from affiliated investment	671,602
Expenses allocated from affiliated investment	(544,398)

Total investment income	$214,172,161

Expenses

Investment adviser fee	$41,375,335
Trustees’ fees and expenses	50,500
Custodian fee	1,295,412
Legal and accounting services	170,213
Miscellaneous	229,130

Total expenses	$43,120,590

Net investment income	$171,051,571

Realized and Unrealized Gain (Loss)

Net realized gain (loss) —
Investment transactions(1)	$(446,325,786)
Investment transactions allocated from affiliated investment	(59,244)
Foreign currency transactions	20,155

Net realized loss	$(446,364,875)

Change in unrealized appreciation (depreciation) —
Investments	$2,039,474,627
Foreign currency	65,756

Net change in unrealized appreciation (depreciation)	$2,039,540,383

Net realized and unrealized gain	$1,593,175,508

Net increase in net assets from operations	$1,764,227,079

(1)	Includes net realized losses of $67,236,452 from redemptions in-kind.

See notes to financial statements

Tax-Managed Growth Portfolio	as of December 31, 2009
Financial Statements (continued)

Statements of Changes in Net Assets

Increase (Decrease)	Year Ended	Year Ended
in Net Assets	December 31, 2009	December 31, 2008

From operations —
Net investment income	$171,051,571	$291,159,659
Net realized loss from investment transactions and foreign currency transactions	(446,364,875)	(57,601,117)
Net change in unrealized appreciation (depreciation) from investments and foreign currency	2,039,540,383	(6,326,916,620)

Net increase (decrease) in net assets from operations	$1,764,227,079	$(6,093,358,078)

Capital transactions —
Contributions	$362,235,165	$1,174,044,484
Withdrawals	(3,249,726,036)	(4,342,104,580)

Net decrease in net assets from capital transactions	$(2,887,490,871)	$(3,168,060,096)

Net decrease in net assets	$(1,123,263,792)	$(9,261,418,174)

Net Assets

At beginning of year	$10,602,743,056	$19,864,161,230

At end of year	$9,479,479,264	$10,602,743,056

See notes to financial statements

Tax-Managed Growth Portfolio	as of December 31, 2009
Financial Statements (continued)

Supplementary Data

	Year Ended December 31,

	2009	2008	2007	2006	2005

Ratios/Supplemental Data

Ratios (as a percentage of average daily net assets):
Expenses(1)	0.47%	0.45%	0.44%	0.45%	0.45	%(2)
Net investment income	1.86%	1.84%	1.52%	1.39%	1.25	%(2)
Portfolio Turnover(3)	2%	1%	2%	1%	0	%(4)

Total Return	23.32%	(32.76)%	4.72%	13.69%	4.70%

Net assets, end of year (000’s omitted)	$9,479,479	$10,602,743	$19,864,161	$20,387,292	$19,032,607

(1)	Excludes the effect of custody fee credits, if any, of less than 0.005%.

(2)	The investment adviser waived a portion of its investment adviser fee equal to less than 0.01% of average daily net assets for the year ended December 31, 2005.

(3)	Excludes the value of the portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of the Portfolio including in-kind contributions and distributions was 3%, 3%, 6%, 7% and 6% for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(4)	Amounts to less than 1%.

See notes to financial statements

Tax-Managed Growth Portfolio	as of December 31, 2009
Notes to Financial Statements

1 Significant Accounting Policies

Tax-Managed Growth Portfolio (the Portfolio) is a Massachusetts business trust registered under the Investment Company Act of 1940, as amended (the 1940 Act), as a diversified, open-end management investment company. The Portfolio’s investment objective is to achieve long-term, after-tax returns for interestholders through investing in a diversified portfolio of equity securities. The Declaration of Trust permits the Trustees to issue interests in the Portfolio. At December 31, 2009, Eaton Vance Tax-Managed Growth Fund 1.0, Eaton Vance Tax-Managed Growth Fund 1.1, Eaton Vance Tax-Managed Growth Fund 1.2 and Eaton Vance Tax-Managed Equity Asset Allocation held an interest of 6.8%, 14.8%, 6.3%, and 1.4% respectively, in the Portfolio. In addition, an unregistered fund advised by the adviser to the Portfolio held 70.7% interest in the Portfolio.

The following is a summary of significant accounting policies of the Portfolio. The policies are in conformity with accounting principles generally accepted in the United States of America. A source of authoritative accounting principles applied in the preparation of the Portfolio’s financial statements is the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification), which superseded existing non-Securities and Exchange Commission accounting and reporting standards for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification for the current reporting period did not impact the Portfolio’s application of generally accepted accounting principles.

A Investment Valuation — Equity securities (including common shares of closed-end investment companies) listed on a U.S. securities exchange generally are valued at the last sale price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and asked prices therefore on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ Global or Global Select Market generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing sales prices or closing quotations are not available are valued at the mean between the latest available bid and asked prices or, in the case of preferred equity securities that are not listed or traded in the over-the-counter market, by a third party pricing service that will use various techniques that consider factors including, but not limited to, prices or yields of securities with similar characteristics, benchmark yields, broker/dealer quotes, quotes of underlying common stock, issuer spreads, as well as industry and economic events. The value of preferred equity securities that are valued by a pricing service on a bond basis will be adjusted by an income factor, to be determined by the investment adviser, to reflect the next anticipated regular dividend. The daily valuation of exchange-traded foreign securities generally is determined as of the close of trading on the principal exchange on which such securities trade. Events occurring after the close of trading on foreign exchanges may result in adjustments to the valuation of foreign securities to more accurately reflect their fair value as of the close of regular trading on the New York Stock Exchange. When valuing foreign equity securities that meet certain criteria, the Trustees have approved the use of a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the fair-valued securities. Foreign securities and currencies are valued in U.S. dollars, based on foreign currency exchange rate quotations supplied by a third party pricing service. The pricing service uses a proprietary model to determine the exchange rate. Inputs to the model include reported trades and implied bid/ask spreads. Short-term debt securities with a remaining maturity of sixty days or less are generally valued at amortized cost, which approximates market value. If short-term debt securities are acquired with a remaining maturity of more than sixty days, they will be valued by a pricing service. Investments for which valuations or market quotations are not readily available or are deemed unreliable are valued at fair value using methods determined in good faith by or at the direction of the Trustees of the Portfolio in a manner that most fairly reflects the security’s value, or the amount that the Portfolio might reasonably expect to receive for the security upon its current sale in the ordinary course. Each such determination is based on a consideration of all relevant factors, which are likely to vary from one pricing context to another. These factors may

Tax-Managed Growth Portfolio	as of December 31, 2009
Notes to Financial Statements (continued)

include, but are not limited to, the type of security, the existence of any contractual restrictions on the security’s disposition, the price and extent of public trading in similar securities of the issuer or of comparable companies or entities, quotations or relevant information obtained from broker-dealers or other market participants, information obtained from the issuer, analysts, and/or the appropriate stock exchange (for exchange-traded securities), an analysis of the company’s or entity’s financial condition, and an evaluation of the forces that influence the issuer and the market(s) in which the security is purchased and sold.

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

C Income — Dividend income is recorded on the ex-dividend date for dividends received in cash and/or securities. However, if the ex-dividend date has passed, certain dividends from foreign securities are recorded as the Portfolio is informed of the ex-dividend date. Withholding taxes on foreign dividends and capital gains have been provided for in accordance with the Portfolio’s understanding of the applicable countries’ tax rules and rates. Interest income is recorded on the basis of interest accrued, adjusted for amortization of premium or accretion of discount.

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

As of December 31, 2009, the Portfolio had no uncertain tax positions that would require financial statement recognition, de-recognition, or disclosure. Each of the Portfolio’s federal tax returns filed in the 3-year period ended December 31, 2009 remains subject to examination by the Internal Revenue Service.

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

Tax-Managed Growth Portfolio	as of December 31, 2009
Notes to Financial Statements (continued)

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

H Indemnifications — Under the Portfolio’s organizational documents, its officers and Trustees may be indemnified against certain liabilities and expenses arising out of the performance of their duties to the Portfolio. Under Massachusetts law, if certain conditions prevail, interestholders in the Portfolio could be deemed to have personal liability for the obligations of the Portfolio. However, the Portfolio’s Declaration of Trust contains an express disclaimer of liability on the part of Portfolio interestholders and the By-laws provide that the Portfolio shall assume the defense on behalf of any Portfolio interestholder. Moreover, the By-laws also provide for indemnification out of Portfolio property of any interestholder held personally liable solely by reason of being or having been an interestholder for all loss or expense arising from such liability. Additionally, in the normal course of business, the Portfolio enters into agreements with service providers that may contain indemnification clauses. The Portfolio’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Portfolio that have not yet occurred.

2 Investment Adviser Fee and Other Transactions with Affiliates

The investment adviser fee is earned by BMR as compensation for investment advisory services rendered to the Portfolio. The fee is computed at an annual rate of 0.625% of the Portfolio’s average daily net assets up to $500 million. The advisory free on net assets of $500 million or more is reduced as follows:

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

The portion of the adviser fee payable by Cash Management on the Portfolio’s investment of cash therein is credited against the Portfolio’s adviser fee. For the year ended December 31, 2009, the Portfolio’s adviser fee totaled $41,891,236 of which $515,901 was allocated from Cash Management and $41,375,335 was paid or accrued directly by the Portfolio. For the year ended December 31, 2009, the Portfolio’s adviser fee, including the portion allocated from Cash Management, was 0.45% of the Portfolio’s average daily net assets.

Except for Trustees of the Portfolio who are not members of EVM’s or BMR’s organizations, officers and Trustees receive remuneration for their services to the Portfolio out of the investment adviser fee. Trustees of the Portfolio who are not affiliated with the investment adviser may elect to defer receipt of all or a percentage of their annual fees in accordance with the terms of the Trustees Deferred Compensation Plan. For the year ended December 31, 2009, no significant amounts have been deferred. Certain officers and Trustees of the Portfolio are officers of the above organizations.

3 Purchases and Sales of Investments

Purchases and sales of investments, other than short-term obligations, aggregated $221,831,019 and $974,009,926, respectively, for the year ended December 31, 2009. In addition, investments having an aggregate market value of $1,863,190,717 at dates of withdrawal were distributed in payment for capital withdrawals and investors contributed securities with a value of $12,022,740, during the year ended December 31, 2009.

Tax-Managed Growth Portfolio	as of December 31, 2009
Notes to Financial Statements (continued)

4 Federal Income Tax Basis of Investments

The cost and unrealized appreciation (depreciation) of investments of the Portfolio at December 31, 2009, as determined on a federal income tax basis, were as follows:

Aggregate cost	$2,237,110,712

Gross unrealized appreciation	$12,625,059,615
Gross unrealized depreciation	(5,418,156,486)

The net unrealized appreciation on foreign currency at December 31, 2009 on a federal income tax basis was $177,543.

5 Line of Credit

The Portfolio participates with other portfolios and funds managed by EVM and its affiliates in a $450 million unsecured line of credit agreement with a group of banks. Borrowings are made by the Portfolio solely to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Interest is charged to the Portfolio based on its borrowings at an amount above either the Eurodollar rate or Federal Funds rate. In addition, a fee computed at an annual rate of 0.10% on the daily unused portion of the line of credit is allocated among the participating portfolios and funds at the end of each quarter. Because the line of credit is not available exclusively to the Portfolio, it may be unable to borrow some or all of its requested amounts at any particular time. The Portfolio did not have any significant borrowings or allocated fees during the year ended December 31, 2009.

6 Securities Lending Agreement

The Portfolio has established a securities lending agreement with SSBT as securities lending agent in which the Portfolio lends portfolio securities to qualified borrowers in exchange for collateral consisting of either cash or U.S. Government securities in an amount at least equal to the market value of the securities on loan. Cash collateral is invested in Cash Collateral Fund. The Portfolio earns interest on the amount invested in Cash Collateral Fund but it must pay the broker a loan rebate fee computed as a varying percentage of the collateral received. The loan rebate fee paid by the Portfolio amounted to $0 for the year ended December 31, 2009. In the event of counterparty default, the Portfolio is subject to potential loss if it is delayed or prevented from exercising its right to dispose of the collateral. The Portfolio bears risk in the event that invested collateral is not sufficient to meet obligations due on loans. At December 31, 2009, the Portfolio had no securities on loan.

7 Fair Value Measurements

Under generally accepted accounting principles for fair value measurements, a three-tier hierarchy to prioritize the assumptions, referred to as inputs, is used in valuation techniques to measure fair value. The three-tier hierarchy of inputs is summarized in the three broad levels listed below.

•	Level 1 – quoted prices in active markets for identical investments

•	Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)

•	Level 3 – significant unobservable inputs (including a fund’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Tax-Managed Growth Portfolio	as of December 31, 2009
Notes to Financial Statements (continued)

At December 31, 2009, the inputs used in valuing the Portfolio’s investments, which are carried at value, were as follows:

	Quoted Prices	Significant
	in Active	Other		Significant
	Markets for	Observable		Unobservable
	Identical Assets	Inputs		Inputs

Asset Description	(Level 1)	(Level 2)		(Level 3)	Total

Common Stocks
Consumer Discretionary	$1,112,609,100	$—		$—	$1,112,609,100
Consumer Staples	1,175,054,328	133,467,372		—	1,308,521,700
Energy	979,186,976	—		—	979,186,976
Financials	1,070,179,695	51,395,183		—	1,121,574,878
Health Care	1,400,510,253	—		—	1,400,510,253
Industrials	1,229,408,599	—		—	1,229,408,599
Information Technology	1,920,663,608	—		—	1,920,663,608
Materials	151,068,258	—		—	151,068,258
Telecommunication Services	105,764,848	—		0	105,764,848
Utilities	4,786,159	—		—	4,786,159

Total Common Stocks	$9,149,231,824	$184,862,555	*	$—	$9,334,094,379

Convertible Preferred Stocks	—	—		0	0
Preferred Stocks	116	—		—	116
Short-Term Investments	109,919,346	—		—	109,919,346

Total	$9,259,151,286	$184,862,555		$0	$9,444,013,841

*	Includes foreign equity securities whose values were adjusted to reflect market trading that occurred after the close of trading in their applicable foreign market.

The level classification by major category of investments (other than for categories presented above) is the same as the category presentation in the Portfolio of Investments.

The following is a reconciliation of Level 3 assets for which significant unobservable inputs were used to determine fair value:

Investments in
Common Stocks
and Convertible
Preferred Stocks*

Balance as of December 31, 2008	$0
Realized gains (losses)	0
Change in net unrealized appreciation (depreciation)	0
Net purchases (sales)	—
Net transfers to (from) Level 3	—

Balance as of December 31, 2009	$0

*	All Level 3 investments held at December 31, 2008 and December 31, 2009 were valued at $0.

8 Review for Subsequent Events

In connection with the preparation of the financial statements of the Portfolio as of and for the year ended December 31, 2009, events and transactions subsequent to December 31, 2009 through February 16, 2010, the date the financial statements were issued, have been evaluated by the Portfolio’s management for possible adjustment and/or disclosure. Management has not identified any subsequent events requiring financial statement disclosure as of the date these financial statements were issued.

Tax-Managed Growth Portfolio	as of December 31, 2009
Report of Independent Registered Public Accounting Firm

To the Trustees and Investors of Tax-Managed Growth Portfolio:

We have audited the accompanying statement of assets and liabilities of Tax-Managed Growth Portfolio (the “Portfolio”), including the portfolio of investments, as of December 31, 2009, and the related statement of operations for the year then ended, the statements of changes in net assets for each of the two years in the period then ended, and the supplementary data for each of the five years in the period then ended. These financial statements and supplementary data are the responsibility of the Portfolio’s management. Our responsibility is to express an opinion on these financial statements and supplementary data based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and supplementary data are free of material misstatement. The Portfolio is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Portfolio’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2009, by correspondence with the custodian and brokers; where replies were not received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and supplementary data referred to above present fairly, in all material respects, the financial position of Tax-Managed Growth Portfolio as of December 31, 2009, the results of its operations for the year then ended, the changes in its net assets for each of the two years in the period then ended, and the supplementary data for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 16, 2010

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELROSE CAPITAL FUND LLC (Registrant)
By:	/s/ Andrew C. Frenette
Andrew C. Frenette
Duly Authorized Officer and Principal Accounting Officer

Date: March 1, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas E. Faust Jr.
Thomas E. Faust Jr.
Chief Executive Officer

Date: March 1, 2010

By:	/s/ Andrew C. Frenette
Andrew C. Frenette
Chief Financial Officer

Date: March 1, 2010

EXHIBIT INDEX

Exhibit No.	Description
3	Copy of Limited Liability Company Agreement of the Fund dated December 5, 2001 filed as Exhibit 3 to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference. (Note: the LLC Agreement also defines the rights of the holders of Shares of the Fund.)

3(a)	Copy of Amendment No. 1 to the Fund’s Limited Liability Company Agreement dated December 30, 2003 filed as Exhibit 3(a) to the Fund’s Report on Form 10-K filed for the period ended December 31, 2003 and incorporated herein by reference.

3(b)	Copy of Amendment No. 2 to the Fund’s Amended and Restated Operating Agreement dated December 21, 2009 filed as an Exhibit hereto.

4.1	Copy of Loan and Security Agreement between the Fund and DrKW Holdings, Inc. dated as of June 30, 2003 filed as Exhibit 4.1 to the Fund’s Report on Form 10-Q filed for the period ended June 30, 2003 and incorporated herein by reference.

4.1(a)	Copy of Amendment No. 1 to Loan and Security Agreement between the Fund and DrKW Holdings, Inc. dated September 29, 2003 filed as Exhibit 4.1(a) to the Fund’s Report on Form 10-Q filed for the period ended September 30, 2003 and incorporated herein by reference.

4.1(b)	Copy of Amendment No. 2 to Loan and Security Agreement between the Fund and DrKW Holdings, Inc. dated March 16, 2004 filed as Exhibit 4.1(b) to the Fund’s Report on Form 10-Q filed for the period ended March 31, 2004 and incorporated herein by reference.

4.1(c)	Copy of Amendment No. 3 to Loan and Security Agreement between the Fund and DrKW Holdings, Inc. dated December 15, 2005 filed as Exhibit 4.1(c) to the Fund’s Report on Form 10-K filed for the period ended December 31, 2005 and incorporated herein by reference.

4.1(d)	Copy of Amendment No. 4 to Loan and Security Agreement between the Fund and DrKW Holdings, Inc. dated December 15, 2005 filed as Exhibit 4.1(d) to the Fund’s Report on Form 10-K filed for the period ended December 31, 2005 and incorporated herein by reference.

4.1(e)	Copy of Amendment No. 5 to Loan and Security Agreement between the Fund and DrKW Holdings, Inc. dated June 30, 2006 filed as Exhibit 4.1(e) to the Fund’s Report on Form 10-Q filed for the period ended June 30, 2006 and incorporated herein by reference.

4.1(f)	Copy of Amendment No. 6 to Loan and Security Agreement between the Fund and Dresdner Kleinwort Holdings I, Inc. (formerly DrKW Holdings, Inc.) dated October 10, 2007 filed as Exhibit 4.1(f) to the Fund’s Report on Form 10-Q filed for the period ended September 30, 2007 and incorporated herein by reference.

4.1(g)	Copy of Amendment No. 7 to Loan and Security Agreement between the Fund and Dresdner Kleinwort Holdings I, Inc. dated October 28, 2008 filed as Exhibit 4.1(g) to the Fund’s Report on Form 10-Q filed for the period ended September 30, 2008 and incorporated herein by reference.

4.2	Copy of Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., the lenders referred to therein and Merrill Lynch Capital Services, Inc., dated June 30, 2003 filed as Exhibit 4.2 to the Fund’s Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

4.2(a)	Copy of Amendment No. 1 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc. dated September 29, 2003 filed as Exhibit 4.2(a) to the Fund’s Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

4.2(b)	Copy of Amendment No. 2 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc. dated August 3, 2004 filed as Exhibit 4.2(b) to the Fund’s Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.

4.2(c)	Copy of Amendment No. 3 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc. dated

Exhibit No.	Description

October 14, 2005 filed as Exhibit 4.2(c) to the Fund’s Form 10-K for the period ended December 31, 2005 and incorporated herein by reference.

4.2(d)	Copy of Amendment No. 4 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc. dated December 15, 2005 filed as Exhibit 4.2(d) to the Fund’s Form 10-K for the period ended December 31, 2005 and incorporated herein by reference.

4.2(e)	Copy of Amendment No. 5 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc. dated June 30, 2006 filed as Exhibit 4.2(e) to the Fund’s Form 10-Q for the period ended June 30, 2006 and incorporated herein by reference.

4.2(f)	Copy of Amendment No. 6 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc. dated January 18, 2007 filed as Exhibit 4.2(f) to the Fund’s Form 10-Q for the period ended March 31, 2007 and incorporated herein by reference.

4.2(g)	Copy of Amendment No. 7 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc. dated May 9, 2007 filed as Exhibit 4.2(g) to the Fund’s Form 10-Q for the period ended June 30, 2007 and incorporated herein by reference.

4.3	Copy of Master Credit Agreement dated as of December 21, 2009 among the Fund, the other borrowers thereunder, Bank of America, N.A. and each of the other lenders thereunder and Bank of America, N.A. as administrative agent filed herewith.

9	Not applicable and not filed.

10(1)	Copy of Investment Advisory and Administration Agreement between the Fund and Boston Management and Research dated March 12, 2002 filed as Exhibit 10(1) to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference.

10(2)	Copy of Management Agreement between Belrose Realty Corporation and Boston Management and Research dated March 19, 2002 filed as Exhibit 10(2) to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference.

10(3)	Copy of Investor Servicing Agreement between the Fund and Eaton Vance Distributors, Inc. dated December 5, 2001 filed as Exhibit 10(3) to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference.

10(4)	Copy of Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust Company dated December 5, 2001 filed as Exhibit 10(4) to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference.

10(4)(a)	Copy of Amendment dated March 29, 2005 to Custody and Transfer Agency Agreement between the Fund and Investors Bank and Trust filed as Exhibit 10(4)(a) to the Fund’s Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference.

20(a)	Report on Form 8-K filed electronically with the Securities and Exchange Commission on January 26, 2007 and incorporated herein by reference.

20(b)	Report on Form 8-K filed electronically with the Securities and Exchange Commission on June 5, 2007 and incorporated herein by reference.

21	List of Subsidiaries of the Fund filed herewith.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 filed herewith.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002 filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 filed herewith.

Exhibit No.	Description

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 filed herewith.

99.3	Form N-CSR of Eaton Vance Tax-Managed Growth Portfolio (File No. 811-7409) for its year ended December 31, 2009 filed electronically with the Securities and Exchange Commission under the Investment Company Act of 1940 on February 25, 2010 incorporated herein by reference pursuant to Rule 12b-32.