Form 10-Q
period 2010-03-31
BELROSE CAPITAL FUND LLC
filed 2010-05-07
CIK 1170304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act)

For the quarterly period ended March 31, 2010

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
90 days.		Yes X	No ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (¶232.405 of this chapter) during the preceding 12 months (or for such
shorter period that the Registrant was required to submit and post such files).		Yes ___	No ___

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __No X

Belrose Capital Fund LLC
Index to Form 10-Q
PART I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited).	3
	Condensed Consolidated Statements of Assets and Liabilities as of
	March 31, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the Three Months
	Ended March 31, 2010 and 2009	4
	Condensed Consolidated Statements of Changes in Net Assets for the Three Months
	Ended March 31, 2010 and the Year Ended December 31, 2009	6
	Condensed Consolidated Statements of Cash Flows for the Three Months
	Ended March 31, 2010 and 2009	7
	Financial Highlights for the Three Months Ended March 31, 2010 and the Year
	Ended December 31, 2009	9
	Notes to Condensed Consolidated Financial Statements as of March 31, 2010	10
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations (MD&A).	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25
Item 4.	Controls and Procedures.	27
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	27
Item 1A.	Risk Factors.	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 3.	Defaults Upon Senior Securities.	28
Item 4.	(Reserved).	28
Item 5.	Other Information.	28
Item 6.	Exhibits.	29
SIGNATURES		30
EXHIBIT INDEX		31

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31, 2010	December 31, 2009
Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 737,983,996	$ 790,300,146
Investment in Partnership Preference Units	83,398,894	82,033,291
Investment in Real Estate Joint Ventures	29,750,420	31,530,169
Investment in Wholly Owned and Co-owned Properties	73,636,064	77,519,828
Affiliated investment	2,259,556	1,712,911
Total investments, at value	$ 927,028,930	$ 983,096,345
Cash	1,073,802	2,259,971
Interest receivable from affiliated investment	227	-
Other assets	5,280,255	5,173,837
Total assets	$ 933,383,214	$ 990,530,153

Liabilities:
Loan payable – Credit Facility	$ 200,000,000	$ 200,000,000
Mortgage note payable	59,123,270	59,406,285
Payable for Fund shares redeemed	3,198,650	13,563,513
Special Distributions payable	-	52,879
Interest payable for open interest rate swap agreements	554,188	34,391
Open interest rate swap agreements, at value	3,808,530	4,433,777
Payable to affiliate for investment advisory and administrative fees	208,234	225,568
Payable to affiliate for distribution and servicing fees	198,073	214,925
Other accrued expenses:
Interest expense	227,236	136,693
Other expenses and liabilities	3,807,100	4,447,496
Total liabilities	$ 271,125,281	$ 282,515,527

Net assets	$ 662,257,933	$ 708,014,626

Shareholders’ capital	$ 662,257,933	$ 708,014,626

Shares outstanding (unlimited number of shares authorized)	8,041,700	9,090,634

Net asset value and redemption price per share	$ 82.35	$ 77.88

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended

	March 31, 2010	March 31, 2009

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $32,964 and $18,474, respectively)	$ 3,426,325	$ 6,171,235
Interest allocated from Belvedere Company	2,261	29,471
Expenses allocated from Belvedere Company	(1,178,763)	(1,427,552)
Net investment income allocated from Belvedere Company	$ 2,249,823	$ 4,773,154
Rental income from Wholly Owned Properties	3,164,812	4,069,624
Distributions from Partnership Preference Units	1,845,703	1,845,703
Net investment income from Real Estate Joint Ventures	547,763	1,415,702
Net investment income from Co-owned Property	184,986	173,410
Interest	468	645
Interest allocated from affiliated investments	1,009	3,566
Expenses allocated from affiliated investments	(592)	(2,495)
Total investment income	$ 7,993,972	$ 12,279,309

Expenses:
Investment advisory and administrative fees	$ 814,092	$ 1,132,512
Distribution and servicing fees	312,941	343,550
Interest expense on Credit Facility	553,819	666,594
Interest expense on mortgage notes	794,157	1,196,724
Expenses of Wholly Owned Properties	1,248,266	1,433,759
Custodian and transfer agent fee	9,087	20,022
Miscellaneous	281,406	224,989
Total expenses	$ 4,013,768	$ 5,018,150
Deduct –
Reduction of investment advisory and administrative fees	170,877	194,920
Net expenses	$ 3,842,891	$ 4,823,230

Net investment income	$ 4,151,081	$ 7,456,079

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC

Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended

	March 31, 2010	March 31, 2009

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions in Belvedere Company
(investments and foreign currency) (identified cost basis)(1)	$ 1,682,267	$ (61,577,106)
Investment transactions in Partnership Preference Units
(identified cost basis)	10,235	(2,371,086)
Investment transactions in affiliated investment	329	-
Interest rate swap agreements(2)	(1,194,211)	(1,622,469)
Net realized gain (loss)	$ 498,620	$ (65,570,661)

Change in unrealized appreciation (depreciation) –
Investment in Belvedere Company
(investments and foreign currency) (identified cost basis)	$ 37,134,172	$ (72,695,917)
Investment in Partnership Preference Units
(identified cost basis)	1,522,784	(1,778,177)
Investment in Real Estate Joint Ventures	(1,685,312)	(27,076,372)
Investment in Wholly Owned Properties	(3,600,000)	(5,169,676)
Investment in Co-owned Property	(468,750)	(1,462,500)
Interest rate swap agreements	625,247	424,205
Net change in unrealized appreciation (depreciation)	$ 33,528,141	$ (107,758,437)

Net realized and unrealized gain (loss)	$ 34,026,761	$ (173,329,098)

Net increase (decrease) in net assets from operations	$ 38,177,842	$ (165,873,019)

(1)	Amounts include net realized gain (loss) from redemptions in-kind of $1,173,307 and $(8,531,985), respectively.
(2)	Amounts represent net interest incurred in connection with interest rate swap agreements (Note 8).

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009
Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 4,151,081	$ 22,037,603
Net realized gain (loss) from investment transactions, foreign
currency transactions and interest rate swap agreements	498,620	(100,415,258)
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	33,528,141	145,089,251
Net increase in net assets from operations	$ 38,177,842	$ 66,711,596

Transactions in Fund shares –
Net asset value of Fund shares issued to Shareholders
in payment of distributions declared	$ 669,290	$ 6,126,121
Net asset value of Fund shares redeemed	(82,519,437)	(264,742,502)
Net decrease in net assets from Fund share transactions	$ (81,850,147)	$ (258,616,381)

Distributions –
Distributions to Shareholders	$ (2,084,388)	$ (18,686,119)
Special Distributions	-	(52,879)
Total distributions	$ (2,084,388)	$ (18,738,998)

Net decrease in net assets	$ (45,756,693)	$ (210,643,783)

Net assets:
At beginning of period	$ 708,014,626	$ 918,658,409
At end of period	$ 662,257,933	$ 708,014,626

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
Increase (Decrease) in Cash:	March 31, 2010	March 31, 2009
Cash Flows From Operating Activities –
Net increase (decrease) in net assets from operations	$ 38,177,842	$ (165,873,019)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows provided by operating activities –
Net investment income allocated from Belvedere Company	(2,249,823)	(4,773,154)
Net investment income from Real Estate Joint Ventures	(547,763)	(1,415,702)
Payments from Real Estate Joint Ventures	642,200	1,465,684
Net investment income from Co-owned Property	(184,986)	(173,410)
Amortization of deferred loan costs	78,217	-
Increase in affiliated investment and interest receivable from affiliated investment	(546,872)	(724,830)
(Increase) decrease in other assets	(184,635)	107,772
Increase in interest payable for open interest rate swap agreements	519,797	544,699
Decrease in payable to affiliate for investment advisory and administrative fees	(17,334)	(44,208)
Decrease in payable to affiliate for distribution and servicing fees	(16,852)	(62,821)
Increase (decrease) in accrued interest and other accrued expenses and liabilities	37,647	(537,047)
Increases in Partnership Preference Units	(1,215)	-
Proceeds from sales of Partnership Preference Units	168,631	5,051,001
Improvements to Wholly Owned Properties	-	(127,687)
Decreases in investment in Belvedere Company	500,000	102,600,000
Net proceeds from sales of affiliated investment	329	-
Net interest incurred on interest rate swap agreements	(1,194,211)	(1,622,469)
Net realized (gain) loss from investment transactions, foreign currency
transactions and interest rate swap agreements	(498,620)	65,570,661
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(33,528,141)	107,758,437
Net cash flows provided by operating activities	$ 1,154,211	$ 107,743,907

Cash Flows From Financing Activities –
Proceeds from Credit Facility (Note 9)	$ 200,000,000	$ -
Repayments of Credit Facility (Note 9)	(200,000,000)	(93,900,000)
Payment for deferred loan costs	(587,500)	-
Repayments of mortgage note	(283,015)	(269,230)
Payments for Fund shares redeemed	(1,888)	(152,980)
Distributions paid to Shareholders	(1,415,098)	(12,559,998)
Payments of Special Distributions	(52,879)	(438,782)
Net cash flows used in financing activities	$ (2,340,380)	$ (107,320,990)

Net increase (decrease) in cash	$ (1,186,169)	$ 422,917

Cash at beginning of period	$ 2,259,971	$ 2,443,973
Cash at end of period	$ 1,073,802	$ 2,866,890

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Three Months Ended
	March 31, 2010	March 31, 2009
Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 385,059	$ 702,152
Interest paid on mortgage notes	$ 772,167	$ 1,170,365
Interest paid on interest rate swap agreements, net	$ 674,414	$ 1,077,770
Reinvestment of distributions paid to Shareholders	$ 669,290	$ 6,126,121
Market value of securities distributed in payment of redemptions	$ 92,882,412	$ 35,143,217

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Financial Highlights (Unaudited)

	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009

Net asset value – Beginning of period	$ 77.880	$ 71.160

Income (loss) from operations

Net investment income(1)	$ 0.478	$ 1.942
Net realized and unrealized gain	4.222	6.233

Total income from operations	$ 4.700	$ 8.175

Distributions

Distributions to Shareholders	$ (0.230)	$ (1.450)
Special Distributions(1)	-	(0.005)

Total distributions	$ (0.230)	$ (1.455)

Net asset value – End of period	$ 82.350	$ 77.880

Total Return(2)	6.01% (3)	11.97%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	1.44% (9)	1.44%
Interest and other borrowing costs(4)(6)	0.33% (9)	0.27%
Expenses of Wholly Owned Properties(7)	1.21% (9)	1.27%

Total expenses	2.98% (9)	2.98%
Net investment income(6)	2.46% (9)	2.93%

Ratios as a percentage of average gross assets(8)

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	0.89% (9)	0.81%
Interest and other borrowing costs(4)(6)	0.20% (9)	0.15%
Expenses of Wholly Owned Properties(7)	0.74% (9)	0.72%

Total expenses	1.83% (9)	1.68%
Net investment income(6)	1.51% (9)	1.65%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 662,258	$ 708,015
Portfolio turnover of Tax-Managed Growth Portfolio(10)	0% (3)(11)	2%

(1)	Calculated using average shares outstanding.
(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested (except for Special Distributions).
(3)	Not annualized.
(4)	Includes the expenses of Belrose Capital Fund LLC (Belrose Capital) and Belrose Realty Corporation (Belrose Realty). Does not include expenses of Belrose Realty's Wholly Owned Properties (Note 1).
(5)	Includes Belrose Capital's share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio (the Portfolio).
(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be lower or higher.
(7)	Represents expenses incurred by Belrose Realty's Wholly Owned Properties (Note 1).
(8)	Average gross assets means the average daily amount of the value of all assets of Belrose Capital (including Belrose Capital's interest in Belvedere Company and Belrose Capital's ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments), without reduction by any liabilities.
(9)	Annualized.
(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The portfolio turnover rate of the Portfolio including in-kind contributions and distributions was 1% and 3% for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.
(11)	Amounts to less than 1%.

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of March 31, 2010

Notes to Condensed Consolidated Financial Statements (Unaudited)

1 Basis of Presentation

The condensed consolidated interim financial statements of Belrose Capital Fund LLC (Belrose Capital) and its subsidiaries (collectively, the Fund) have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights as of the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2009 included in the Fund’s Annual Report on Form 10-K dated March 1, 2010. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The condensed consolidated statement of assets and liabilities at December 31, 2009 and the condensed consolidated statement of changes in net assets and the financial highlights for the year then ended have been derived from the December 31, 2009 audited financial statements but do not include all of the information and footnotes required by GAAP for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

2 Recently Issued Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance on improving disclosures about fair value measurements that is effective for annual or interim reporting periods beginning after December 15, 2009. Under the new guidance, significant transfers in and/or out of Level 1 and Level 2 of the fair value hierarchy, and the reasons for the transfers should be disclosed. The guidance has an additional requirement that is effective for reporting periods beginning after December 15, 2010. This requirement states that information about certain purchases, sales, issuances, and settlements should be disclosed on a gross basis rather than on a net basis. The adoption of the new guidance will require new disclosure to the Fund’s financial statements, as applicable, but will not have an impact on the Fund’s net asset value, financial condition or results of operations.

3 Investment and Other Valuations

The Fund invests in shares of Belvedere Capital Fund Company LLC (Belvedere Company). Belvedere Company’s only investment is an interest in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended (the 1940 Act), the value of which is derived from a proportional interest therein. Valuation of the Portfolio’s securities is discussed in Note 1A of the Portfolio’s Notes to Financial Statements, which are included in the Fund’s Annual Report on Form 10-K dated March 1, 2010. The Fund also invests in real estate investments through a controlled subsidiary, Belrose Realty Corporation (Belrose Realty). Such investments include preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts (REITs), investments in real estate joint ventures (Real Estate Joint Ventures), an investment in wholly owned real property (Wholly Owned Property) and a tenancy-in-common interest in real property (Co-owned Property). The Real Estate Joint Ventures, Wholly Owned Property and Co-owned Property are referred to herein collectively as Subsidiary Real Estate Investments. Belrose Realty sold an investment in Wholly Owned Property held through Bel

Larimer, LLC in November 2009. The Fund may also invest cash on a temporary basis in Eaton Vance Cash Reserves Fund, LLC (Cash Reserves Fund). Prior to February 2010, the Fund invested cash in Cash Management Portfolio (Cash Management). Cash Reserves Fund and Cash Management are affiliated investment companies managed by Eaton Vance Management (Eaton Vance) and Boston Management and Research (Boston Management), respectively. Boston Management is a subsidiary of Eaton Vance. Additionally, Belrose Capital has interest rate swap agreements (Note 8). Boston Management makes valuation determinations in accordance with the Fund’s policies. The valuation policies followed by the Fund are as follows:

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

Boston Management determines the fair value of the Fund’s interest in Co-owned Property by applying the Fund’s ownership interest to the fair value of the property, net of associated mortgage debt.

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

Cash Reserves Fund and Cash Management generally value their investment securities utilizing the amortized cost valuation technique permitted by Rule 2a-7 under the 1940 Act, pursuant to which Cash Reserves Fund and Cash Management must comply with certain conditions. This technique involves initially valuing a portfolio security at its cost and thereafter assuming a constant amortization to maturity of any discount or premium. If amortized cost is determined not to approximate fair value, Cash Reserves Fund and Cash Management may value their investment securities based on available market quotations provided by a third party pricing service.

Interest rate swap agreements are normally valued on the basis of valuations furnished daily by a third party pricing service. The valuations are based on the present value of fixed and projected floating rate cash flows over the term of the agreement. Future cash flows are discounted to their present value using swap quotations provided by electronic data services or by broker-dealers.

Changes in the fair value of the Fund’s investments are recorded as unrealized appreciation (depreciation) in the condensed consolidated statements of operations.

4 Fair Value Measurements

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

In determining the fair value of its investments, the Fund uses appropriate valuation techniques based on available inputs. The Fund maximizes its use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Accordingly, when available, the Fund measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. If market data is not readily available, fair value is based upon other significant unobservable inputs such as inputs that reflect the Fund’s own assumptions about the inputs market participants would use in valuing the investment. Investments valued using unobservable inputs are classified to the lowest level of any input that is most significant to the valuation. Thus, a valuation may be classified as Level 3 even though the valuation may include significant inputs that are readily observable.  The Fund’s assets classified as Level 3 as of March 31, 2010 and December 31, 2009 represent 20.0% and 19.3%, respectively, of the Fund’s total assets.

The following tables present for each of the hierarchy levels, the Fund's assets and liabilities that are measured at fair value as of March 31, 2010 and December 31, 2009.

	Fair Value Measurements at March 31, 2010

Description	Total	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company (1)	$ 737,983,996	$ -	$ 737,983,996	$ -
Partnership Preference Units	83,398,894	-	-	83,398,894
Real Estate Joint Ventures	29,750,420	-	-	29,750,420
Wholly Owned and Co-owned Properties	73,636,064	-	-	73,636,064
Affiliated Investment	2,259,556	-	2,259,556	-

Total	$ 927,028,930	$ -	$ 740,243,552	$ 186,785,378

Liabilities
Interest Rate Swap Agreements	$ 3,808,530	$ -	$ 3,808,530	$ -

(1) Belvedere Company’s only investment is an interest in the Portfolio, a management investment company registered under the 1940 Act. The Portfolio invests primarily in a diversified portfolio of equity securities and any direct investments in the Portfolio are classified as Level 1. However, because the Fund invests in the Portfolio through Belvedere Company, which is not registered under the 1940 Act, the Fund’s investment in Belvedere Company is classified as Level 2. Investments in Belvedere Company are redeemable on a daily basis at its net asset value. The fair value of the Fund’s investment in Belvedere Company is the Fund’s pro rata share of the net asset value of Belvedere Company. The transfer of the Fund’s investment in Belvedere Company from Level 1 to Level 2 for the period ended March 31, 2010 takes into consideration these items along with accounting guidance regarding fair value measurements.

	Fair Value Measurements at December 31, 2009

Description	Total	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company	$ 790,300,146	$ 790,300,146	$ -	$ -
Partnership Preference Units	82,033,291	-	-	82,033,291
Real Estate Joint Ventures	31,530,169	-	-	31,530,169
Wholly Owned and Co-owned Properties	77,519,828	-	-	77,519,828
Affiliated Investment	1,712,911	1,712,911	-	-

Total	$ 983,096,345	$ 792,013,057	$ -	$ 191,083,288

Liabilities
Interest Rate Swap Agreements	$ 4,433,777	$ -	$ 4,433,777	$ -

The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2010 and 2009.

	Level 3 Fair Value Measurements for the
	Three Months Ended March 31, 2010

	Partnership		Wholly Owned
	Preference	Real Estate	and Co-owned
	Units	Joint Ventures	Properties	Total

Beginning balance as of
December 31, 2009	$ 82,033,291	$ 31,530,169	$ 77,519,828	$ 191,083,288
Net realized gain	10,235	-	-	10,235
Net change in unrealized appreciation
(depreciation)	1,522,784	(1,685,312)	(4,068,750)	(4,231,278)
Net sales	(167,416)	-	-	(167,416)
Net investment income(1)	-	547,763	184,986	732,749
Other(2)	-	(642,200)	-	(642,200)
Net transfers in and/or out of Level 3	-	-	-	-

Ending balance as of March 31, 2010	$ 83,398,894	$ 29,750,420	$ 73,636,064	$ 186,785,378

Net change in unrealized appreciation
(depreciation) from investments still
held at March 31, 2010	$ 1,532,854	$ (1,685,312)	$ (4,068,750)	$ (4,221,208)

	Level 3 Fair Value Measurements for the
	Three Months Ended March 31, 2009

	Partnership		Wholly Owned
	Preference	Real Estate	and Co-owned
	Units	Joint Ventures	Properties	Total

Beginning balance as of
December 31, 2008	$ 66,170,613	$ 105,073,300	$ 153,368,906	$ 324,612,819
Net realized loss	(2,371,086)	-	-	(2,371,086)
Net change in unrealized appreciation
(depreciation)	(1,778,177)	(27,076,372)	(6,632,176)	(35,486,725)
Net purchases (sales)	(5,051,001)	-	127,687	(4,923,314)
Net investment income(1)	-	1,415,702	173,410	1,589,112
Other(2)	-	(1,465,684)	-	(1,465,684)
Net transfers in and/or out of Level 3	-	-	-	-

Ending balance as of March 31, 2009	$ 56,970,349	$ 77,946,946	$ 147,037,827	$ 281,955,122

Net change in unrealized appreciation
(depreciation) from investments still
held at March 31, 2009	$ (4,349,270)	$ (27,076,372)	$ (6,632,176)	$ (38,057,818)

(1)	Represents net investment income recorded using the equity method of accounting.
(2)	Represents net capital distributions recorded using the equity method of accounting.

5 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the three months ended March 31, 2010 and 2009.

Three Months Ended

Investment Transactions	March 31, 2010	March 31, 2009

Decreases in investment in Belvedere Company	$ 93,382,412	$ 137,743,217
Increases in Partnership Preference Units	$ 1,215	$ -
Decreases in Partnership Preference Units	$ 168,631	$ 5,051,001
Decreases in investment in Real Estate Joint Ventures	$ 642,200	$ 1,465,684

6 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in the Portfolio through Belvedere Company for the three months ended March 31, 2010 and 2009, including allocations of income, expenses and net realized and unrealized gains (losses).

Three Months Ended

	March 31, 2010	March 31, 2009

Belvedere Company’s interest in the Portfolio(1)	$ 6,748,292,737	$ 5,834,806,929
The Fund’s investment in Belvedere Company(2)	$ 737,983,996	$ 784,924,618
Income allocated to Belvedere Company from the Portfolio	$ 30,173,421	$ 45,190,187
Income allocated to the Fund from Belvedere Company	$ 3,428,586	$ 6,200,706
Expenses allocated to Belvedere Company from the Portfolio	$ 7,850,059	$ 7,918,700
Expenses allocated to the Fund from Belvedere Company(3)	$ 1,178,763	$ 1,427,552
Net realized gain (loss) from investment transactions and
foreign currency transactions allocated to Belvedere
Company from the Portfolio	$ 13,985,177	$ (447,147,413)
Net realized gain (loss) from investment transactions and
foreign currency transactions allocated to the Fund from
Belvedere Company	$ 1,682,267	$ (61,577,106)
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$ 340,766,777	$ (517,095,690)
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund
from Belvedere Company	$ 37,134,172	$ (72,695,917)

(1)	As of March 31, 2010 and 2009, the value of Belvedere Company’s interest in the Portfolio represents 70.6% and 71.9% of the Portfolio’s net assets, respectively.
(2)	As of March 31, 2010 and 2009, the Fund’s investment in Belvedere Company represents 10.9% and 13.5% of Belvedere Company’s net assets, respectively.
(3)	Expenses allocated to the Fund from Belvedere Company represent:

Three Months Ended

	March 31, 2010	March 31, 2009

Expenses allocated from the Portfolio	$ 893,425	$ 1,080,658
Servicing fee	$ 279,629	$ 331,938
Operating expenses	$ 5,709	$ 14,956

A summary of the Portfolio’s Statement of Assets and Liabilities at March 31, 2010, December 31, 2009 and March 31, 2009 and its operations for the three months ended March 31, 2010, for the year ended December 31, 2009 and for the three months ended March 31, 2009 follows:

	March 31, 2010	December 31, 2009	March 31, 2009

Investments, at value	$ 9,528,186,606	$ 9,444,013,841	$ 8,087,018,437
Other assets	30,026,377	39,398,248	36,761,571

Total assets	$ 9,558,212,983	$ 9,483,412,089	$ 8,123,780,008

Investment adviser fee payable	$ 3,589,785	$ 3,590,334	$ 2,936,797
Other liabilities	471,572	342,491	570,111

Total liabilities	$ 4,061,357	$ 3,932,825	$ 3,506,908

Net assets	$ 9,554,151,626	$ 9,479,479,264	$ 8,120,273,100

	March 31, 2010	December 31, 2009	March 31, 2009

Total investment income	$ 42,591,849	$ 214,172,161	$ 61,684,397

Investment adviser fee	$ 10,647,553	$ 41,375,335	$ 10,070,295
Other expenses	429,573	1,745,255	578,790

Total expenses	$ 11,077,126	$ 43,120,590	$ 10,649,085

Net investment income	$ 31,514,723	$ 171,051,571	$ 51,035,312
Net realized gain (loss) from
investment transactions and foreign
currency transactions(1)	70,024,462	(446,364,875)	(540,653,803)
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	431,676,392	2,039,540,383	(754,614,516)

Net increase (decrease) in net assets
from operations	$ 533,215,577	$ 1,764,227,079	$ (1,244,233,007)

(1)	Amounts include net realized gain (loss) from redemptions in-kind of $65,132,639, $(67,236,452) and $(63,721,950), respectively.

7 Investment in Real Estate Joint Ventures

At March 31, 2010 and December 31, 2009, Belrose Realty held investments in two Real Estate Joint Ventures, Deerfield Property Trust (Deerfield) and Katahdin Property Trust, LLC (Katahdin). Belrose Realty held a majority economic interest of 80.0% and 80.0% in Deerfield and 77.4% and 78.2% in Katahdin as of March 31, 2010 and December 31, 2009, respectively. Deerfield owns industrial distribution properties and Katahdin owns multifamily properties.

The Fund’s equity investment in Deerfield was reduced to zero during the second quarter of 2009 as a result of the non-recourse mortgage note payable exceeding the fair value of the properties securing such debt. Subsequently in March 2010, Deerfield defaulted on its mortgage note by failing to make the required debt service payments. Deerfield is in discussions with the lender regarding a cooperative resolution through a deed-in-lieu of foreclosure, in which Deerfield would convey its interest in the properties to the lender. There can be no assurance, however, that Deerfield will be able to resolve this matter in a timely manner.

Condensed financial data of Katahdin is presented below.

	March 31, 2010	December 31, 2009

Investment in real estate	$ 99,931,242	$ 101,802,183
Other assets	4,167,036	4,006,542
Total assets	$ 104,098,278	$ 105,808,725

Mortgage notes payable, at face(1)	$ 63,020,563	$ 63,020,563
Other liabilities	2,424,480	2,252,253
Total liabilities	$ 65,445,043	$ 65,272,816
Shareholders’ equity	$ 38,653,235	$ 40,535,909
Total liabilities and shareholders’ equity	$ 104,098,278	$ 105,808,725

(1)	The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related real property.

	Three Months Ended

	March 31, 2010	March 31, 2009

Revenues	$ 3,048,408	$ 6,972,708
Expenses	2,340,704	5,343,570
Net investment income before unrealized
appreciation (depreciation)	$ 707,704	$ 1,629,138
Change in net unrealized appreciation (depreciation)	(1,948,178)	(34,348,533)
Net decrease in net assets resulting from operations	$ (1,240,474)	$ (32,719,395)

8 Interest Rate Swap Agreements

Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a portion of its borrowings under the Credit Facility (Note 9). Pursuant to the agreements, Belrose Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with the one-month or three-month London Interbank Offered Rate (LIBOR). See Note 3 for additional information.  The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. The risks of interest rate swap agreements include changes in market conditions that will affect the value of the agreement or the cash flows and the possible inability of the counterparty to fulfill its obligations under the agreement. Belrose Capital’s maximum risk of loss from counterparty credit risk is the discounted net value of the cash flows to be received from/paid to the counterparty over the agreement’s remaining life, to the extent that the amount is positive. The following table summarizes Belrose Capital’s interest rate swap agreements.

Liability Derivatives at

Derivatives Not Designated as Hedging Instruments	March 31, 2010	December 31, 2009

Notional amount	$ 123,306,500	$ 123,306,500
Average notional amount during the respective period	$ 123,306,500	$ 172,421,000
Weighted average fixed interest rate	4.31%	4.31%
Floating rates	1 month LIBOR + 0.30%	1 month LIBOR + 0.30%
	3 month LIBOR	3 month LIBOR
Final termination dates	6/2010 – 6/2012	6/2010 – 6/2012
Fair value	$ (3,808,530)	$ (4,433,777)

9 Debt

Mortgage Note — Bel Marlborough Campus LLC is financed through a mortgage note secured by its real property. The mortgage note is generally without recourse to Belrose Capital and Belrose Realty, except that there may be recourse for certain liabilities arising from actions such as fraud, misrepresentation, misappropriation of funds or breach of material covenants and liabilities arising from environmental conditions.

The fair value of the real property securing the mortgage note is approximately $71,000,000 and $74,600,000 at March 31, 2010 and December 31, 2009, respectively. Terms of the mortgage note payable and amounts outstanding are as follows:

		Monthly Principal and Interest Payment
	Annual Interest Rate		Outstanding at
Maturity Date
			March 31, 2010	December 31, 2009

December 1, 2014	5.2075%	$ 351,728	$ 59,123,270	$ 59,406,285

Scheduled principal payments of the mortgage note for the periods subsequent to March 31, 2010 are as follows:

	Twelve Months Ending March 31,	Amount

2011		$ 1,125,838
2012		1,178,454
2013		1,250,489
2014		1,318,133
2015		54,250,356

		$ 59,123,270

The fair value of the mortgage note payable is approximately $53,600,000 and $53,400,000 at March 31, 2010 and December 31, 2009, respectively. The fair value was determined by management by discounting the future cash flows using current prevailing interest rates for the mortgage note payable with similar terms and maturity. The use of different assumptions or estimation methodologies may have a material effect on the fair value amounts. These fair value estimates may not be indicative of the amounts realizable in a current settlement of the mortgage note payable or upon disposition of the real property securing the mortgage note payable. The mortgage note payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. Management generally has no current plans to prepay or otherwise dispose of the mortgage note payable without the sale of the related real property.

Credit Facility — On March 24, 2010, Belrose Capital terminated and repaid its credit arrangements with Dresdner Kleinwort Holdings I, Inc. and Merrill Lynch Mortgage Capital, Inc. using proceeds from its credit arrangement with Bank of America (the Credit Facility). The Credit Facility has a minimum initial term of 540 days but may be terminated by the lender any time thereafter upon 180 days’ notice. Belrose Capital may terminate the Credit Facility upon 30 days’ notice subject to an early termination fee.

The aggregate amount available for borrowing under the Credit Facility is $235,000,000.

Belrose Capital pays a rate of interest equal to three-month LIBOR plus 1.75% per annum on outstanding borrowings under the Credit Facility. A loan structure fee equal to 0.25% of the total amount available under the Credit Facility was paid at closing and is amortized over the term of the Credit Facility.  A commitment fee is paid on the unused commitment amount, if any, equal to 0.25% per annum from January 1, 2010 through March 24, 2010 and 0.40% per annum thereafter. Belrose Capital will incur an additional fee if outstanding borrowings fall below certain levels.

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

The following table summarizes Belrose Capital’s Credit Facility. The fair value of the Credit Facility approximates its carrying value.

	At March 31, 2010	At December 31, 2009

Total amount available under the Credit Facility	$ 235,000,000	$ 230,000,000
Credit Facility borrowings outstanding	$ 200,000,000	$ 200,000,000

Borrowings under the Credit Facility have been used to purchase the Fund’s interests in real estate investments, to pay selling commissions and organizational expenses and to provide for the liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes.

Average Borrowings and Average Interest Rate — During the three months ended March 31, 2010, the average balance of borrowings under the Credit Facility was approximately $200,000,000 with a weighted average interest rate of 1.11%. The weighted average interest rate for the Credit Facility includes all costs of borrowings under the Credit Facility. During the three months ended March 31, 2010, the average balance of borrowings under the mortgage note was approximately $59,200,000 with a weighted average interest rate of 5.21%.

10 Segment Information

Belrose Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belrose Capital invests in real estate investments through Belrose Realty. The Fund’s investment income from real estate investments primarily consists of distribution income from Partnership Preference Units, net investment income from Real Estate Joint Ventures and Co-owned Property, and rental income from Wholly Owned Properties.

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

	Three Months Ended

	March 31, 2010	March 31, 2009
Investment income
The Portfolio*	$ 2,249,823	$ 4,773,154
Real Estate	5,743,492	7,504,843
Unallocated	657	1,312
Total investment income	$ 7,993,972	$ 12,279,309

Net increase (decrease) in net
assets from operations
The Portfolio*	$ 40,956,596	$ (129,629,715)
Real Estate	(2,366,871)	(35,801,746)
Unallocated(1)	(411,883)	(441,558)
Net increase (decrease) in net
assets from operations	$ 38,177,842	$ (165,873,019)

	At March 31, 2010	At December 31, 2009

Net assets
The Portfolio*	$ 734,747,404	$ 776,598,977
Real Estate	(67,637,793)	(64,226,479)
Unallocated(2)	(4,851,678)	(4,357,872)

Net assets	$ 662,257,933	$ 708,014,626

*	Belrose Capital invests indirectly in the Portfolio through Belvedere Company.
(1)	Unallocated amounts pertain to the overall operation of Belrose Capital and do not pertain to either segment. Included in these amounts are primarily distribution and servicing fees as follows:

Three Months Ended

	March 31, 2010	March 31, 2009

Distribution and servicing fees	$ 312,941	$ 343,550

(2)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of March 31, 2010 and December 31, 2009, such borrowings totaled approximately $7,396,000. Unallocated assets primarily consist of direct cash held by the Fund and the Fund’s investment in Cash Reserves Fund and Cash Management. As of March 31, 2010 and December 31, 2009, such amounts totaled approximately $2,924,000 and $3,500,000, respectively.

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

MD&A for the Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009.(1)

Performance of the Fund. The Fund’s investment objective is to achieve long-term, after-tax returns for shareholders. Eaton Vance Management (Eaton Vance), as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index (the Index) as the Fund’s primary performance benchmark. The Index is a broad-based, unmanaged index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in Tax-Managed Growth Portfolio (the Portfolio). The Fund invests in the Portfolio through its interest in Belvedere Capital Fund Company LLC (Belvedere Company). The Fund’s performance will differ from that of the Portfolio primarily due to its investments outside the Portfolio. In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowings incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of a portion of its borrowings under the Credit Facility (described under "Liquidity and Capital Resources" below).

The Fund’s total return was 6.01% for the quarter ending March 31, 2010. This return reflects an increase in the Fund’s net asset value per share from $77.88 to $82.35 and a distribution of $0.23 per share during the period. The total return of the Index was 5.39% over the same period. Last year, the Fund had a total return of -18.24% for the quarter ending March 31, 2009. This return reflected a decrease in the Fund’s net asset value per share from $71.16 to $56.90 and a distribution of $1.45 per share during the period. The Index had a total return of -10.98% over the same period.

Performance of the Portfolio. In the first quarter of 2010 the stock market extended the rally that began in early March 2009, despite a pronounced February sell-off and lingering uncertainty and skepticism. The equity markets have now recorded gains in four consecutive quarters. The trends that helped the equity markets stage a recovery last year continued to provide a favorable backdrop. The battered U.S. economy showed signs of recovery from recession, and corporate earnings were strong, with expectations of acceleration. However, the gains came with volatility, as governments and central banks worked through the aftermath of the financial and banking crisis. Markets were rattled over debt fears in Greece, China’s tightening of bank lending standards and an unsettled political environment at home, including massive health-care reform and proposed bank regulation. Value stocks outperformed growth stocks across all market capitalizations during the first quarter, and small-cap stocks outperformed the large- and mid-cap segments of the market, though all three segments had strong positive returns.

The Portfolio invests on a long-term basis in a broadly diversified portfolio consisting primarily of common stocks of established growth companies. For the quarter ending March 31, 2010, the Portfolio had a total return of 5.86% compared to the Index, its benchmark, which had a total return of 5.39%. For comparison, the total return of the Portfolio in the first quarter of 2009 was -11.38% compared to the -10.98% return of the Index during the period.

Within the Index, eight of the ten economic sectors generated positive returns. Cyclical groups exhibited leadership while defensive areas lagged. The industrials, consumer discretionary and financials sectors posted the highest performance, while

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

utilities and telecommunication services were the only sectors to exhibit negative returns. The Portfolio also experienced positive results in eight of the ten sectors in which it was invested during the quarter. Relative strength was driven by stock selection in the energy sector and allocation in the utilities, telecommunication services and industrials sectors. Positioning within the financials and health care sectors created a drag on return comparisons.

Stock selection in the energy and industrials sectors lifted the Portfolio’s relative returns. The Portfolio’s energy holdings outpaced those in the Index, a reflection of its positioning in discovery companies and particularly an investment in a specialty exploration and production firm that had a double-digit return during the quarter. Leaning away from some of the underperforming large oil conglomerates also proved beneficial during the quarter. In the industrials sector, investments in two aerospace and defense companies aided results. Additionally, positions in two of the world’s leading shipping companies added value as investors gravitated toward stocks levered to global economic improvement. Choosing to underweight the defensive-oriented utilities and telecommunication sectors also buoyed returns during the cyclical-led rally.

Despite solid double-digit gains in the financials sector, an underweight combined with some company-specific decisions detracted from performance. In particular, underweighting some of the strong-performing regional and money center banks dampened results. In the health care sector, positions in a few of the large and mega-cap pharmaceutical companies detracted from comparative performance, as some company-specific issues and controversy related to health care reform pressured these investments.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belrose Realty Corporation (Belrose Realty). As of March 31, 2010, real estate investments included: two real estate joint ventures (Real Estate Joint Ventures), Deerfield Property Trust (Deerfield) and Katahdin Property Trust, LLC (Katahdin); a wholly owned real property (Wholly Owned Property), Bel Marlborough Campus, LLC (Bel Marlborough); a tenancy-in-common interest in real property (Co-owned Property), Bel Stamford IV LLC (Bel Stamford IV); and a portfolio of preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts. Deerfield owns industrial distribution properties, Katahdin owns multifamily properties, Bel Marlborough owns an office property and Bel Stamford IV owns an interest in an office property leased to a single tenant.

During the quarter ending March 31, 2010, Belrose Realty did not acquire or dispose of any real estate investments. During the quarter ending March 31, 2009, Belrose Realty sold certain of its Partnership Preference Units for approximately $5.1 million (representing sales to the respective issuers of such Partnership Preference Units), recognizing a loss of approximately $2.4 million on the sale transaction.

The Fund’s real estate investments returns produced negative returns for the quarter ending March 31, 2010, with decreases in the fair value of real property investments and other factors offsetting the net investment income generated during the period and increases in Partnership Preference Unit values. Valuations of the real property investments decreased during the period, albeit at a more modest pace than seen in recent periods. The decline was due both to widening of capitalization rates and weakening in other market metrics. Despite signs of a recovery in the economy, most commercial real estate assets continue to face challenges from declining rental rates and a struggle to maintain occupancy. Valuations also reflect historically low levels of transactional activity and the limited availability of debt financing. The fair value of Partnership Preference Units increased from December 31, 2009 as credit spreads in general continued to narrow for preferreds and other fixed income securities during the quarter.

During the quarter ending March 31, 2010, the Fund’s net investment income from real estate investments was approximately $3.7 million compared to approximately $4.9 million for the quarter ending March 31, 2009, a decrease of $1.2 million or 24%. The decrease was due principally to decreases in the net investment income from Katahdin due to the sale of three properties during 2009, a decrease in the net investment income from Wholly Owned Property due to the sale of Bel Larimer LLC in November 2009, as well as a decrease in the net investment income from Bel Marlborough. During the quarter ending March 31, 2009, the Fund’s net investment income from real estate investments increased due to increases in the net investment income of the Real Estate Joint Ventures and the acquisition of Bel Stamford IV in June 2008, partially offset by lower distributions from investments in Partnership Preference Units due principally to fewer average holdings of Partnership Preference Units during the quarter.

The fair value of the Fund’s real estate investments was approximately $186.8 million at March 31, 2010 compared to approximately $191.1 million at December 31, 2009, a net decrease of $4.3 million or 2%. This net decrease was due to decreases in the fair value of Belrose Realty’s continuing investments in real property, partially offset by a net increase in the fair value of investments in Partnership Preference Units.

The Fund’s equity investment in Deerfield was reduced to zero during the second quarter of 2009 as a result of the non-recourse mortgage note payable exceeding the fair value of the properties securing such debt. Subsequently in March 2010, Deerfield defaulted on its mortgage note by failing to make the required debt service payments. Deerfield is in discussions with the lender regarding a cooperative resolution through a deed-in-lieu of foreclosure, in which Deerfield would convey its interest in the properties to the lender. There can be no assurance, however, that Deerfield will be able to resolve this matter in a timely manner.

Performance of Interest Rate Swap Agreements. For the quarter ending March 31, 2010, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $0.6 million, compared to approximately $1.2 million of net realized and unrealized losses for the quarter ending March 31, 2009. Net realized and unrealized losses on swap agreements for the quarter ending March 31, 2010 consisted of $1.2 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements), partially offset by $0.6 million of net unrealized gains due to changes in swap agreement valuations. For the quarter ending March 31, 2009, net realized and unrealized losses on the Fund’s interest rate swap agreements consisted of $1.6 million of periodic net payments made pursuant to outstanding swap agreements, partially offset by $0.4 million of net unrealized gains due to changes in swap agreement valuations. The positive contribution to Fund performance from changes in swap agreement valuations for the quarters ending March 31, 2010 and 2009 primarily was attributable to a decrease in the remaining term of the agreements.

Liquidity and Capital Resources.

Outstanding Borrowings. On March 24, 2010 (the Refinancing Date), the Fund terminated and repaid its credit arrangements with Dresdner Kleinwort Holdings I, Inc. and Merrill Lynch Mortgage Capital, Inc. using the proceeds from its credit arrangement with Bank of America (the Credit Facility). The Credit Facility has a minimum initial term of 540 days but may be terminated by the lender any time thereafter upon 180 days’ notice. The Fund may terminate the Credit Facility upon 30 days’ notice subject to an early termination fee.

The Fund may borrow up to $235.0 million under the Credit Facility (the Facility Limit) to finance its real estate investments, pay ordinary course Fund expenses and provide for ongoing liquidity needs of the Fund. Any increase in the Facility Limit will be subject to lender consent and may result in a change to the terms of the Credit Facility including to the interest rates and fees paid thereunder.

As of March 31, 2010, the Fund had outstanding borrowings under the Credit Facility of $200.0 million and the unused portion of the Facility Limit equaled $35.0 million.

The Fund pays a rate of interest equal to the three-month London Interbank Offered Rate (LIBOR) plus 1.75% per annum on outstanding borrowings under the Credit Facility. A loan structure fee equal to 0.25% of the total amount available under the Credit Facility was paid at closing. A commitment fee is paid on the amount of the undrawn portion of the Facility Limit, if any, equal to 0.25% per annum from January 1, 2010 through the Refinancing Date and 0.40% per annum thereafter. The Fund will incur an additional fee if outstanding borrowings fall below certain levels.

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

The Credit Facility is secured by a pledge of the Fund’s assets, excluding the Fund’s real estate investments. Following an event of default under the Credit Facility, the lender could elect to sell pledged assets of the Fund without regard to the tax or other consequences of such action for the shareholders.

As of March 31, 2010, Bel Marlborough had outstanding borrowings consisting of fixed-rate secured mortgage note obligations of $59.1 million.

The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a portion of its borrowings under the Credit Facility. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month and three-month LIBOR. Changes in the underlying values of the outstanding interest rate swap agreements are recorded as unrealized appreciation or depreciation in the unaudited condensed consolidated statements of operations. As of March 31, 2010, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $3.8 million. As of December 31, 2009, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $4.4 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate mortgage notes secured by the real property of the Real Estate Joint Ventures, Co-owned Property and Wholly Owned Property. Partnership Preference Units are fixed-rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a portion of its borrowings under the Credit Facility. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month and three-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 8 and 9 to the Fund’s unaudited condensed consolidated financial statements in Item 1.

Interest Rate Sensitivity
Cost, Principal (Notional) Amount
by Contractual Maturity and Callable Date
for the Twelve Months Ended March 31,*

								Fair Value
								as of
								March 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages	$1,125,838	$1,178,454	$1,250,489	$1,318,133	$54,250,356	$ -	$ 59,123,270	$53,600,000(1)
Average interest rate	5.21%	5.21%	5.21%	5.21%	5.21%		5.21%

Variable-rate Credit
Facility		$200,000,000					$200,000,000	$200,000,000

								Fair Value
								as of
								March 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010

Average interest rate		2.04%					2.04%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable
interest rate
swap agreements	$83,306,500		$40,000,000				$ 123,306,500	$ (3,808,530)

Average pay rate	4.05%		4.88%				4.31%

Average receive rate	0.55%		0.29%				0.47%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Colonial Realty Limited
Partnership, 7.25% Series
B Cumulative
Redeemable Perpetual
Preferred Units,
Callable 8/24/09,
Current Yield: 10.20%	$ 19,419,240						$ 19,419,240	$ 14,216,000

Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units,
Callable 12/31/09,
Current Yield: 9.29%	$ 26,643,900						$ 26,643,900	$ 22,247,768

Liberty Property Limited
Partnership, 7.40% Series
H Cumulative
Redeemable Preferred
Units,
Callable 8/21/12,
Current Yield: 9.30%			$ 25,000,000				$ 25,000,000	$ 19,890,000

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 10.40%	$25,186,560						$ 25,186,560	$ 19,380,000

Vornado Realty L.P.,
6.75% Series
D-14 Cumulative
Redeemable Preferred
Units,
Callable 9/9/10,
Current Yield: 8.81%(2)	$ 6,968,528						$ 6,968,528	$ 7,665,126

*The amounts listed reflect the Fund’s positions as of March 31, 2010. The Fund’s current positions may differ.

(1)	The fair value was determined by management by discounting the future cash flows using current prevailing interest rates for mortgage notes payable with similar terms and maturities. The use of different assumptions or estimation methodologies may have a material effect on the fair value amounts. These fair value estimates may not be indicative of the amounts realizable in a current settlement of the mortgage notes payable or upon disposition of the real property securing the mortgage notes payable. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related real property.
(2)	Belrose Realty’s interest in these Partnership Preference Units is held through Belvorn Holdings LLC.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ending March 31, 2010 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ending December 31, 2009 in response to Item 1A to Part I of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ending December 31, 2009, shares of the Fund generally may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission, although an original letter of instruction and supporting documents must be delivered before proceeds are delivered. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares generally are eligible for redemption (except for shares subject to an estate freeze election). During each month in the quarter ending March 31, 2010, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ending	Redeemed(1)	Per Share

January 31, 2010	69,836.125	$77.96

February 28, 2010	518,705.877	$75.89

March 31, 2010	469,155.939	$81.56

Total	1,057,697.941	$79.33

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	The following is a list of all exhibits filed as part of this Form 10-Q:
	3 (b)	Copy of Amendment No. 2 to the Fund’s Limited Liability Company Agreement dated December 31, 2009
	31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
	31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002
(b)	Reports on Form 8-K:
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on May 7, 2010.

BELROSE CAPITAL FUND LLC

/s/ Andrew C. Frenette Andrew C. Frenette Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

3 (b)	Copy of Amendment No. 2 to the Fund’s Limited Liability Company Agreement dated December 31, 2009
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002