Form 10-Q
period 2010-06-30
BELROSE CAPITAL FUND LLC
filed 2010-08-09
CIK 1170304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act)

For the quarterly period ended June 30, 2010

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Act

For the transition period from __________to ____________

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
past 90 days		Yes X No__

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
Large Accelerated Filer X	AcceleratedFiler__	Non-Accelerated Filer __	Smaller Reporting Company __
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes__ No X

	Belrose Capital Fund LLC
	Index to Form 10-Q
PART I. FINANCIAL INFORMATION		Page
Item 1.	Financial Statements (Unaudited).	3
	Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2010 and	3
	December 31, 2009
	Condensed Consolidated Statements of Operations for the Three Months	4
	Ended June 30, 2010 and 2009 and for the Six Months Ended June 30, 2010 and 2009
	Condensed Consolidated Statements of Changes in Net Assets for the Six Months	6
	Ended June 30, 2010 and the Year Ended December 31, 2009
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended	7
	June 30, 2010 and 2009
Financial Highlights for the Six Months Ended June 30, 2010 and the Year Ended		9
	December 31, 2009
	Notes to Condensed Consolidated Financial Statements as of June 30, 2010	10
Item2.	Management’s Discussion and Analysis of Financial Condition	23
	and Results of Operations (MD&A).
Item3.	Quantitative and Qualitative Disclosures About Market Risk.	27
Item4.	Controls and Procedures.	29
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	29
Item 1A.	Risk Factors.	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 3.	Defaults Upon Senior Securities.	30
Item 4.	(Reserved).	30
Item 5.	Other Information.	30
Item 6.	Exhibits.	31
SIGNATURES		32
EXHIBIT INDEX		33

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30, 2010	December 31, 2009

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$579,424,409	$790,300,146
Investment in Partnership Preference Units	84,166,258	82,033,291
Investment in Real Estate Joint Ventures	35,641,618	31,530,169
Investment in Wholly Owned and Co-owned Properties	74,411,671	77,519,828
Affiliated investment	2,288,395	1,712,911

Total investments, at value	$775,932,351	$983,096,345
Cash	770,428	2,259,971
Interest receivable from affiliated investment	432	-
Other assets	2,671,938	5,173,837

Total assets	$779,375,149	$990,530,153

Liabilities:
Loan payable – Credit Facility	$200,000,000	$200,000,000
Mortgage note payable	58,845,133	59,406,285
Payable for Fund shares redeemed	1,311,139	13,563,513
Special Distributions payable	-	52,879
Interest payable for open interest rate swap agreements	14,459	34,391
Open interest rate swap agreements, at value	3,182,144	4,433,777
Payable to affiliate for investment advisory and administrative fees	167,918	225,568
Payable to affiliate for distribution and servicing fees	168,696	214,925
Other accrued expenses:
Interest expense	137,095	136,693
Other expenses and liabilities	798,664	4,447,496

Total liabilities	$264,625,248	$282,515,527

Net assets	$514,749,901	$708,014,626

Shareholders’ capital	$514,749,901	$708,014,626

Shares outstanding (unlimited number of shares authorized)	7,201,993	9,090,634

Net asset value and redemption price per share	$71.47	$77.88

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $114,950, $186,564, $147,914
and $205,038, respectively)	$3,435,837	$5,461,242	$6,862,162	$11,632,477
Interest allocated from Belvedere Company	2,402	20,951	4,663	50,422
Expenses allocated from Belvedere Company	(1,070,064)	(1,322,359)	(2,248,827)	(2,749,911)

Net investment income allocated from Belvedere Company	$2,368,175	$4,159,834	$4,617,998	$8,932,988
Rental income from Wholly Owned Properties	3,094,638	3,696,808	6,259,450	7,766,432
Distributions from Partnership Preference Units	1,845,703	1,928,383	3,691,406	3,774,086
Net investment income allocated from Real Estate Joint Ventures	639,419	1,459,540	1,187,182	2,875,242
Net investment income allocated from Co-owned Property	181,857	170,677	366,843	344,087
Interest	229	340	697	985
Interest allocated from affiliated investments	1,344	4,071	2,353	7,637
Expenses allocated from affiliated investments	(112)	(3,579)	(704)	(6,074)

Total investment income	$8,131,253	$11,416,074	$16,125,225	$23,695,383

Expenses:
Investment advisory and administrative fees	$715,911	$1,055,089	$1,530,003	$2,187,601
Distribution and servicing fees	273,779	339,102	586,720	682,652
Interest expense on Credit Facility	1,192,127	531,614	1,745,946	1,198,208
Interest expense on mortgage notes	799,036	1,206,209	1,593,193	2,402,933
Expenses of Wholly Owned Properties	1,185,645	1,326,596	2,433,911	2,760,355
Custodian and transfer agent fee	23,153	18,720	32,240	38,742
Miscellaneous	256,486	136,853	537,892	361,842

Total expenses	$4,446,137	$4,614,183	$8,459,905	$9,632,333
Deduct –
Reduction of investment advisory and administrative fees	$150,609	$187,579	$321,486	$382,499
Reduction of custodian and transfer agent fee	19	-	19	-

Total expense reductions	$150,628	$187,579	$321,505	$382,499

Net expenses	$4,295,509	$4,426,604	$8,138,400	$9,249,834

Net investment income	$3,835,744	$6,989,470	$7,986,825	$14,445,549

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Six Months Ended

	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investments and foreign currency transactions allocated
from Belvedere Company (identified cost basis)(1)	$(783,116)	$(14,647,161)	$899,151	$(76,224,267)
Investment transactions in Partnership Preference Units
(identified cost basis)	15,291	(153,826)	25,526	(2,524,912)
Investment transactions in Real Estate Joint Ventures	(64,607,113)	-	(64,607,113)	-
Investment transactions allocated from affiliated investments	21	-	350	-
Interest rate swap agreements(2)	(1,137,616)	(1,674,209)	(2,331,827)	(3,296,678)

Net realized loss	$(66,512,533)	$(16,475,196)	$(66,013,913)	$(82,045,857)

Change in unrealized appreciation (depreciation) –
Investments and foreign currency allocated from
Belvedere Company (identified cost basis)	$(92,109,406)	$121,744,130	$(54,975,234)	$49,048,213
Investment in Partnership Preference Units
(identified cost basis)	908,721	11,148,643	2,431,505	9,370,466
Investment in Real Estate Joint Ventures	71,193,843	(26,721,105)	69,508,531	(53,797,477)
Investment in Wholly Owned Properties	1,104,183	(37,537,737)	(2,495,817)	(42,707,413)
Investment in Co-owned Property	(406,250)	(1,037,500)	(875,000)	(2,500,000)
Interest rate swap agreements	626,386	1,341,647	1,251,633	1,765,852

Net change in unrealized appreciation (depreciation)	$(18,682,523)	$68,938,078	$14,845,618	$(38,820,359)

Net realized and unrealized gain (loss)	$(85,195,056)	$52,462,882	$(51,168,295)	$(120,866,216)

Net increase (decrease) in net assets from operations	$(81,359,312)	$59,452,352	$(43,181,470)	$(106,420,667)

(1)	Amounts include net realized gain (loss) from redemptions in-kind of $(581,183), $(11,453,376), $592,124 and $(19,985,361), respectively.
(2)	Amounts represent net interest incurred in connection with periodic settlement of interest rate swap agreements (Note 8).

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Six Months Ended	Year Ended
	June 30, 2010	December 31, 2009

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$7,986,825	$22,037,603
Net realized loss from investment transactions, foreign
currency transactions and interest rate swap agreements	(66,013,913)	(100,415,258)
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	14,845,618	145,089,251

Net increase (decrease) in net assets from operations	$(43,181,470)	$66,711,596

Transactions in Fund shares –
Net asset value of Fund shares issued to Shareholders
in payment of distributions declared	$669,290	$6,126,121
Net asset value of Fund shares redeemed	(148,668,157)	(264,742,502)

Net decrease in net assets from Fund share transactions	$(147,998,867)	$(258,616,381)

Distributions –
Distributions to Shareholders	$(2,084,388)	$(18,686,119)
Special Distributions	-	(52,879)

Total distributions	$(2,084,388)	$(18,738,998)

Net decrease in net assets	$(193,264,725)	$(210,643,783)

Net assets:
At beginning of period	$708,014,626	$918,658,409

At end of period	$514,749,901	$708,014,626

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended

Increase (Decrease) in Cash:	June 30, 2010	June 30, 2009

Cash Flows From Operating Activities –
Net decrease in net assets from operations	$(43,181,470)	$(106,420,667)
Adjustments to reconcile net decrease in net assets from operations to net cash flows provided by operating activities –
Net investment income allocated from Belvedere Company	(4,617,998)	(8,932,988)
Net investment income allocated from Real Estate Joint Ventures	(1,187,182)	(2,875,242)
Payments from Real Estate Joint Ventures	1,977,151	2,403,088
Net investment income allocated from Co-owned Property	(366,843)	(344,087)
Amortization of deferred loan costs - Credit Facility	157,303	-
Increase in affiliated investment and interest receivable from affiliated investment	(575,566)	(1,780)
(Increase) decrease in other assets	2,344,596	(30,669)
Increase (decrease) in interest payable for open interest rate swap agreements	(19,932)	49,978
Decrease in payable to affiliate for investment advisory and administrative fees	(57,650)	(53,750)
Decrease in payable to affiliate for distribution and servicing fees	(46,229)	(55,273)
Increase (decrease) in accrued interest and other accrued expenses and liabilities	(3,060,930)	4,203,981
Increases in Partnership Preference Units	(13,219)	(1,174)
Proceeds from sales of Partnership Preference Units	337,283	5,125,410
Improvements to Wholly Owned Properties	104,183	(4,565,424)
Decreases in investment in Belvedere Company	500,000	102,600,000
Net interest incurred on interest rate swap agreements	(2,331,827)	(3,296,678)
Net realized loss from investment transactions, foreign currency
transactions and interest rate swap agreements	66,013,913	82,045,857
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(14,845,618)	38,820,359

Net cash flows provided by operating activities	$1,129,965	$108,670,941

Cash Flows From Financing Activities –
Proceeds from Credit Facility (Note 9)	$200,000,000	$-
Repayments of Credit Facility (Note 9)	(200,000,000)	(93,900,000)
Payment for deferred loan costs - Credit Facility	(587,500)	-
Repayments of mortgage note	(561,152)	(533,246)
Payments for Fund shares redeemed	(2,879)	(350,307)
Distributions paid to Shareholders	(1,415,098)	(12,559,998)
Payments of Special Distributions	(52,879)	(438,782)

Net cash flows used in financing activities	$(2,619,508)	$(107,782,333)

Net increase (decrease) in cash	$(1,489,543)	$888,608

Cash at beginning of period	$2,259,971	$2,443,973

Cash at end of period	$770,428	$3,332,581

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended

	June 30, 2010	June 30, 2009

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$1,588,241	$1,248,910
Interest paid on mortgage notes	$1,549,214	$2,354,487
Interest paid on interest rate swap agreements, net	$2,351,759	$3,246,700
Reinvestment of distributions paid to Shareholders	$669,290	$6,126,121
Market value of securities distributed in payment of redemptions	$160,917,652	$101,056,982

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC
Financial Highlights (Unaudited)

	Six Months Ended		Year Ended
	June 30, 2010		December 31, 2009

Net asset value – Beginning of period	$77.880		$71.160

Income (loss) from operations

Net investment income(1)	$0.981		$1.942
Net realized and unrealized gain (loss)	(7.161)		6.233

Total income (loss) from operations	$(6.180)		$8.175

Distributions

Distributions to Shareholders	$(0.230)		$(1.450)
Special Distributions(1)	-		(0.005)

Total distributions	$(0.230)		$(1.455)

Net asset value – End of period	$71.470		$77.880

Total Return(2)	(8.00	)% (3)	11.97%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	1.44	% (9)	1.44%
Interest and other borrowing costs(4)(6)	0.55	% (9)	0.27%
Expenses of Wholly Owned Properties(7)	1.27	% (9)	1.27%

Total expenses	3.26	% (9)	2.98%
Net investment income(6)	2.51	% (9)	2.93%
Ratios as a percentage of average gross assets(8)
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	0.88	% (9)	0.81%
Interest and other borrowing costs(4)(6)	0.34	% (9)	0.15%
Expenses of Wholly Owned Properties(7)	0.77	% (9)	0.72%

Total expenses	1.99	% (9)	1.68%
Net investment income(6)	1.53	% (9)	1.65%

Supplemental Data

Net assets, end of period (000’s omitted)	$514,750		$708,015
Portfolio turnover of Tax-Managed Growth Portfolio(10)	0% (3)(11)		2%

(1)	Calculated using average shares outstanding.
(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested (except for Special Distributions).
(3)	Not annualized.
(4)	Includes the expenses of Belrose Capital Fund LLC (Belrose Capital) and Belrose Realty Corporation (Belrose Realty). Does not include expenses of Belrose Realty's Wholly Owned Properties (Note 3).
(5)	Includes Belrose Capital's share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio (the Portfolio).
(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be lower or higher.
(7)	Represents expenses incurred by Belrose Realty's Wholly Owned Properties (Note 3).
(8)	Average gross assets means the average daily amount of the value of all assets of Belrose Capital (including Belrose Capital's interest in Belvedere Company and Belrose Capital's ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments), without reduction by any liabilities.
(9)	Annualized.
(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The portfolio turnover rate of the Portfolio including in-kind contributions and distributions was 1% and 3% for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.
(11)	Amounts to less than 1%.

See notes to unaudited condensed consolidated financial statements

BELROSE CAPITAL FUND LLC as of June 30, 2010

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

2 Recently Issued Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board issued authoritative guidance on improving disclosures about fair value measurements that is effective for annual or interim reporting periods beginning after December 15, 2009. Under the new guidance, significant transfers in and/or out of Level 1 and Level 2 of the fair value hierarchy, and the reasons for the transfers should be disclosed. The guidance has an additional requirement that is effective for reporting periods beginning after December 15, 2010. This requirement states that information about certain purchases, sales, issuances, and settlements should be disclosed on a gross basis rather than on a net basis. The adoption of the new guidance requires new disclosure to the Fund’s financial statements, as applicable, but will not have an impact on the Fund’s net asset value, financial condition or results of operations.

3 Investment and Other Valuations

The Fund invests in shares of Belvedere Capital Fund Company LLC (Belvedere Company). Belvedere Company’s only investment is an interest in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended (the 1940 Act), the value of which is derived from a proportional interest therein. Valuation of the Portfolio’s securities is discussed in Note 1A of the Portfolio’s Notes to Financial Statements, which are included in the Fund’s Annual Report on Form 10-K dated March 1, 2010. The Fund also invests in real estate investments through a controlled subsidiary, Belrose Realty Corporation (Belrose Realty). Such investments include preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts (REITs), investments in real estate joint ventures (Real Estate Joint Ventures), an investment in wholly owned real property (Wholly Owned Property) and a tenancy-in-common interest in real property (Co-owned Property). The Real Estate Joint Ventures, Wholly Owned Property and Co-owned Property are referred to herein collectively as Subsidiary Real Estate Investments. Belrose Realty sold an investment in Wholly Owned Property held through Bel

Larimer, LLC in November 2009. The Fund may also invest cash on a temporary basis in Eaton Vance Cash Reserves Fund, LLC (Cash Reserves Fund). Prior to February 2010, the Fund invested in Cash Management Portfolio (Cash Management). Cash Reserves Fund and Cash Management are affiliated investment companies managed by Eaton Vance Management (Eaton Vance) and Boston Management and Research (Boston Management), respectively. Boston Management is an indirect subsidiary of Eaton Vance Corp., a Maryland corporation and publicly-held holding company. Additionally, Belrose Capital has interest rate swap agreements (Note 8). Boston Management makes valuation determinations in accordance with the Fund’s policies. The valuation policies followed by the Fund are as follows:

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

Boston Management determines the fair value of the Fund’s interest in Co-owned Property by applying the Fund’s ownership interest to the net asset value of the Co-owned Property.

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

Cash Reserves Fund and Cash Management generally value their investment securities utilizing the amortized cost valuation technique in accordance with Rule 2a-7 under the 1940 Act, pursuant to which Cash Reserves Fund and Cash Management must comply with certain conditions. This technique involves initially valuing a portfolio security at its cost and thereafter assuming a constant amortization to maturity of any discount or premium. If amortized cost is determined not to approximate fair value, Cash Reserves Fund and Cash Management may value their investment securities based on available market quotations provided by a third party pricing service.

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

In determining the fair value of its investments, the Fund uses appropriate valuation techniques based on available inputs. The Fund maximizes its use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. If market data is not readily available, fair value is based upon other significant unobservable inputs such as inputs that reflect the Fund’s own assumptions about the inputs market participants would use in valuing the investment. Investments valued using unobservable inputs are classified to the lowest level of any input that is most significant to the valuation. Thus, a valuation may be classified as Level 3 even though the valuation may include significant inputs that are readily observable. The Fund’s assets classified as Level 3 as of June 30, 2010 and December 31, 2009 represent 24.9% and 19.3%, respectively, of the Fund’s total assets.

The following tables present for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of June 30, 2010 and December 31, 2009.

	Fair Value Measurements at June 30, 2010

Description	Total	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company(1)	$579,424,409	$-	$579,424,409	$-
Partnership Preference Units	84,166,258	-	-	84,166,258
Real Estate Joint Ventures	35,641,618	-	-	35,641,618
Wholly Owned and Co-owned Properties	74,411,671	-	-	74,411,671
Affiliated Investment	2,288,395	-	2,288,395	-

Total	$775,932,351	$-	$581,712,804	$194,219,547

Liabilities
Interest Rate Swap Agreements	$3,182,144	$-	$3,182,144	$-

(1)	Belvedere Company’s only investment is an interest in the Portfolio, a management investment company registered under the 1940 Act that invests primarily in a diversified portfolio of equity securities. Belvedere Company’s investment in the Portfolio is classified as Level 1. However, because the Fund invests in the Portfolio through Belvedere Company, which is not registered under the 1940 Act, the Fund’s investment in Belvedere Company is classified as Level 2. The Fund’s investment in Belvedere Company is redeemable on a daily basis at its net asset value subject to certain restrictions of the Belvedere Company operating agreement. The fair value of the Fund’s investment in Belvedere Company is the Fund’s pro rata share of the net asset value of Belvedere Company. The transfer of the Fund’s investment in Belvedere Company from Level 1 to Level 2 for the six months ended June 30, 2010 takes into consideration these items along with accounting guidance regarding fair value measurements.

	Fair Value Measurements at December 31, 2009

Description	Total	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company	$790,300,146	$790,300,146	$-	$-
Partnership Preference Units	82,033,291	-	-	82,033,291
Real Estate Joint Ventures	31,530,169	-	-	31,530,169
Wholly Owned and Co-owned Properties	77,519,828	-	-	77,519,828
Affiliated Investment	1,712,911	1,712,911	-	-

Total	$983,096,345	$792,013,057	$-	$191,083,288

Liabilities
Interest Rate Swap Agreements	$4,433,777	$-	$4,433,777	$-

The following tables present the changes in the Level 3 fair value category for the three months and six months ended June 30, 2010 and 2009.

	Level 3 Fair Value Measurements for the
	Three Months Ended June 30, 2010

	Partnership		Wholly Owned
	Preference	Real Estate	and Co-owned
	Units	Joint Ventures	Properties	Total

Beginning balance as of March 31, 2010	$83,398,894	$29,750,420	$73,636,064	$186,785,378
Net realized gain (loss)	15,291	(64,607,113)	-	(64,591,822)
Net change in unrealized appreciation
(depreciation)	908,721	71,193,843	697,933	72,800,497
Net sales	(156,648)	-	-	(156,648)
Net investment income(1)	-	639,419	181,857	821,276
Other(2)	-	(1,334,951)	(104,183)	(1,439,134)
Net transfers in and/or out of Level 3	-	-	-	-

Ending balance as of June 30, 2010	$84,166,258	$35,641,618	$74,411,671	$194,219,547

Net change in unrealized appreciation
(depreciation) from investments still held
at June 30, 2010	$918,450	$5,926,730	$697,933	$7,543,113

	Level 3 Fair Value Measurements for the
	Three Months Ended June 30, 2009

	Partnership		Wholly Owned
	Preference	Real Estate	and Co-owned
	Units	Joint Ventures	Properties	Total

Beginning balance as of March 31, 2009	$56,970,349	$77,946,946	$147,037,827	$281,955,122
Net realized loss	(153,826)	-	-	(153,826)
Net change in unrealized appreciation
(depreciation)	11,148,643	(26,721,105)	(42,075,237)	(57,647,699)
Net purchases (sales)	(73,235)	-	4,437,737	4,364,502
Net investment income(1)	-	1,459,540	170,677	1,630,217
Other(2)	-	(937,404)	-	(937,404)
Net transfers in and/or out of Level 3	-	-	-	-

Ending balance as of June 30, 2009	$67,891,931	$51,747,977	$109,571,004	$229,210,912

Net change in unrealized appreciation
(depreciation) from investments still held
at June 30, 2009	$11,085,579	$(26,721,105)	$(42,075,237)	$(57,710,763)

	Level 3 Fair Value Measurements for the
	Six Months Ended June 30, 2010

	Partnership		Wholly Owned
	Preference	Real Estate	and Co-owned
	Units	Joint Ventures	Properties	Total

Beginning balance as of December 31, 2009	$82,033,291	$31,530,169	$77,519,828	$191,083,288
Net realized gain (loss)	25,526	(64,607,113)	-	(64,581,587)
Net change in unrealized appreciation
(depreciation)	2,431,505	69,508,531	(3,370,817)	68,569,219
Net sales	(324,064)	-	-	(324,064)
Net investment income(1)	-	1,187,182	366,843	1,554,025
Other(2)	-	(1,977,151)	(104,183)	(2,081,334)
Net transfers in and/or out of Level 3	-	-	-	-

Ending balance as of June 30, 2010	$84,166,258	$35,641,618	$74,411,671	$194,219,547

Net change in unrealized appreciation
(depreciation) from investments still held
at June 30, 2010	$2,451,304	$4,241,418	$(3,370,817)	$3,321,905

	Level 3 Fair Value Measurements for the
	Six Months Ended June 30, 2009

	Partnership		Wholly Owned
	Preference	Real Estate	and Co-owned
	Units	Joint Ventures	Properties	Total

Beginning balance as of December 31, 2008	$66,170,613	$105,073,300	$153,368,906	$324,612,819
Net realized loss	(2,524,912)	-	-	(2,524,912)
Net change in unrealized appreciation
(depreciation)	9,370,466	(53,797,477)	(48,707,413)	(93,134,424)
Net purchases (sales)	(5,124,236)	-	4,565,424	(558,812)
Net investment income(1)	-	2,875,242	344,087	3,219,329
Other(2)	-	(2,403,088)	-	(2,403,088)
Net transfers in and/or out of Level 3	-	-	-	-

Ending balance as of June 30, 2009	$67,891,931	$51,747,977	$109,571,004	$229,210,912

Net change in unrealized appreciation
(depreciation) from investments still held
at June 30, 2009	$6,736,309	$(53,797,477)	$(48,707,413)	$(95,768,581)

(1)	Represents net investment income recorded using the equity method of accounting.
(2)	Represents capital distributions recorded using the equity method of accounting.

5  Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the six months ended June 30, 2010 and 2009.

	Six Months Ended

Investment Transactions	June 30, 2010	June 30, 2009

Decreases in investment in Belvedere Company	$161,417,652	$203,656,982
Increases in Partnership Preference Units	$13,219	$1,174
Decreases in Partnership Preference Units	$337,283	$5,125,410
Decreases in investment in Real Estate Joint Ventures	$1,977,151	$2,403,088
Increases in investment in Wholly Owned Properties	$-	$4,565,424
Decrease in investment in Wholly Owned Properties	$104,183	$-

6 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in the Portfolio through Belvedere Company for the six months ended June 30, 2010 and 2009, including allocations of income, expenses and net realized and unrealized gains (losses).

	Six Months Ended

	June 30, 2010	June 30, 2009

Belvedere Company’s interest in the Portfolio(1)	$5,629,028,525	$6,326,489,008
The Fund’s investment in Belvedere Company(2)	$579,424,409	$830,267,656
Income allocated to Belvedere Company from the Portfolio	$62,569,237	$86,032,598
Income allocated to the Fund from Belvedere Company	$6,866,825	$11,682,899
Expenses allocated to Belvedere Company from the Portfolio	$15,470,225	$15,361,088
Expenses allocated to the Fund from Belvedere Company(3)	$2,248,827	$2,749,911
Net realized gain (loss) from investment transactions and
foreign currency transactions allocated to Belvedere
Company from the Portfolio	$5,439,034	$(566,277,763)
Net realized gain (loss) from investment transactions and
foreign currency transactions allocated to the Fund from
Belvedere Company	$899,151	$(76,224,267)
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$(538,118,805)	$391,848,248
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund
from Belvedere Company	$(54,975,234)	$49,048,213

(1)	As of June 30, 2010 and 2009, the value of Belvedere Company’s interest in the Portfolio represents 70.6% and 71.6% of the Portfolio’s net assets, respectively.
(2)	As of June 30, 2010 and 2009, the Fund’s investment in Belvedere Company represents 10.3% and 13.1% of Belvedere Company’s net assets, respectively.
(3)	Expenses allocated to the Fund from Belvedere Company represent:

	Six Months Ended

	June 30, 2010	June 30, 2009

Expenses allocated from the Portfolio	$1,701,985	$2,077,607
Servicing fee	$532,162	$648,181
Operating expenses	$14,680	$24,123

A summary of the Portfolio’s Statement of Assets and Liabilities at June 30, 2010, December 31, 2009 and June 30, 2009 and its operations for the six months ended June 30, 2010, for the year ended December 31, 2009 and for the six months ended June 30, 2009 follows:

	June 30, 2010	December 31, 2009	June 30, 2009

Investments, at value	$7,959,822,749	$9,444,013,841	$8,798,281,112
Other assets	17,631,540	39,398,248	46,177,099

Total assets	$7,977,454,289	$9,483,412,089	$8,844,458,211

Investment adviser fee payable	$3,220,115	$3,590,334	$3,367,917
Other liabilities	657,348	342,491	418,975

Total liabilities	$3,877,463	$3,932,825	$3,786,892

Net assets	$7,973,576,826	$9,479,479,264	$8,840,671,319

Total investment income	$88,490,921	$214,172,161	$118,415,469

Investment adviser fee	$20,916,721	$41,375,335	$19,920,922
Other expenses	953,918	1,745,255	907,932

Total expenses	$21,870,639	$43,120,590	$20,828,854

Net investment income	$66,620,282	$171,051,571	$97,586,615
Net realized gain (loss) from
investment transactions and foreign
currency transactions(1)	86,327,876	(446,364,875)	(581,145,577)
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	(842,681,069)	2,039,540,383	385,653,299

Net increase (decrease) in net assets
from operations	$(689,732,911)	$1,764,227,079	$(97,905,663)

(1)	Amounts include net realized gain (loss) from redemptions in-kind of $86,419,296, $(67,236,452) and $(94,639,592), respectively.

7 Investment in Real Estate Joint Ventures

At June 30, 2010 and December 31, 2009, Belrose Realty held investments in two Real Estate Joint Ventures, Deerfield Property Trust (Deerfield) and Katahdin Property Trust, LLC (Katahdin). Belrose Realty held a majority economic interest of 80.0% and 80.0% in Deerfield and 78.7% and 78.2% in Katahdin as of June 30, 2010 and December 31, 2009, respectively. Katahdin owns multifamily properties.

The Fund’s equity investment in Deerfield was reduced to zero during the second quarter of 2009 as a result of the non-recourse mortgage note payable exceeding the fair value of the properties securing such debt. Subsequently in March 2010, Deerfield defaulted on its mortgage note by failing to make the required debt service payments. In June 2010, Deerfield completed a deed-in-lieu of foreclosure with the lender. As a result of the deed-in-lieu of foreclosure, Deerfield conveyed its interest in the properties to the lender and, in exchange, the lender relieved Deerfield from further obligations on the mortgage loan (including the obligation to pay the outstanding principal balance and unpaid interest). Belrose Realty recognized a realized loss of $64,607,113 as a result of this transaction. Deerfield is in the process of dissolution. Upon dissolution, any remaining assets and working capital will be distributed to Belrose Realty and the Deerfield Operating Partner. It is uncertain as to when the dissolution of Deerfield will be completed.

Condensed financial data of Katahdin is presented below.

	June 30, 2010	December 31, 2009

Investment in real estate	$106,793,692	$101,802,183
Other assets	3,367,855	4,006,542

Total assets	$110,161,547	$105,808,725

Mortgage notes payable, at face(1)	$63,020,563	$63,020,563
Other liabilities	1,637,032	2,252,253

Total liabilities	$64,657,595	$65,272,816

Shareholders’ equity	$45,503,952	$40,535,909

Total liabilities and shareholders’ equity	$110,161,547	$105,808,725

(1)	The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. The Real Estate Joint Venture generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related real property.

	Three Months Ended		Six Months Ended

	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues	$3,061,750	$6,625,776	$6,110,158	$13,598,484
Expenses	2,260,964	5,415,194	4,601,668	10,758,764

Net investment income before
unrealized appreciation
(depreciation)	$800,786	$1,210,582	$1,508,490	$2,839,720
Change in net unrealized
appreciation (depreciation)	6,724,882	(9,084,193)	4,776,704	(43,432,726)

Net increase (decrease) in net
assets resulting from
operations	$7,525,668	$(7,873,611)	$6,285,194	$(40,593,006)

8 Interest Rate Swap Agreements

Belrose Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a portion of its borrowings under the Credit Facility (Note 9). Pursuant to the agreements, Belrose Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with the one-month or three-month London Interbank Offered Rate (LIBOR). The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. The risks of interest rate swap agreements include changes in market conditions that will affect the value of the agreement or the cash flows and the possible inability of the counterparty to fulfill its obligations under the agreement. Belrose Capital’s maximum risk of loss from counterparty credit risk is the discounted net value of the cash flows to be received from/paid to the counterparty over the agreement’s remaining life, to the extent that the amount is positive. See Note 3 for additional information. The following table summarizes Belrose Capital’s interest rate swap agreements.

	Liability Derivatives at

Derivatives Not Designated as Hedging Instruments	June 30, 2010	December 31, 2009

Notional amount	$40,000,000	$123,306,500
Average notional amount during the respective period	$111,406,000	$172,421,000
Weighted average fixed interest rate	4.88%	4.31%
Floating rates	3 month LIBOR	1 month LIBOR + 0.30%
		3 month LIBOR
Final termination dates	6/2012	6/2010 – 6/2012
Fair value	$(3,182,144)	$(4,433,777)

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

The fair value of the real property securing the mortgage note is approximately $72,000,000 and $74,600,000 at June 30, 2010 and December 31, 2009, respectively. Terms of the mortgage note payable and amount outstanding are as follows:

		Monthly Principal and Interest Payment
	Annual Interest Rate		Outstanding at
Maturity Date
			June 30, 2010	December 31, 2009

December 1, 2014	5.2075%	$351,728	$58,845,133	$59,406,285

Scheduled principal payments of the mortgage note for the periods subsequent to June 30, 2010 are as follows:

	Twelve Months Ending June 30,	Amount

2011		$1,140,723
2012		1,194,034
2013		1,267,022
2014		1,335,561
2015		53,907,793

		$58,845,133

The fair value of the mortgage note payable is approximately $56,700,000 and $53,400,000 at June 30, 2010 and December 31, 2009, respectively. The fair value was determined by management by discounting the future cash flows using current prevailing interest rates for mortgage notes payable with similar terms and maturity. The use of different assumptions or estimation methodologies may have a material effect on the fair value amounts. These fair value estimates may not be indicative of the amounts realizable in a current settlement of the mortgage note payable or upon disposition of the real property securing the mortgage note payable. The mortgage note payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. Management generally has no current plans to prepay or otherwise dispose of the mortgage note payable without the sale of the related real property.

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

The aggregate amount available for borrowing under the Credit Facility is $235,000,000. At June 30, 2010, Belrose Capital had outstanding borrowings under the Credit Facility of $200,000,000. The fair value of the Credit Facility approximates its carrying value.

Belrose Capital pays a rate of interest equal to three-month LIBOR plus 1.75% per annum on outstanding borrowings under the Credit Facility. A loan structure fee equal to 0.25% of the total amount available under the Credit Facility was paid at closing and is amortized over the term of the Credit Facility. A commitment fee is paid on the unused commitment amount equal to 0.25% per annum from January 1, 2010 through March 24, 2010 and 0.40% per annum thereafter. Belrose Capital will incur an additional fee if outstanding borrowings fall below certain levels.

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

Average Borrowings and Average Interest Rate — During the six months ended June 30, 2010, the average balance of borrowings under the Credit Facility was $200,000,000 with a weighted average interest rate of 1.75%. The weighted average interest rate for the Credit Facility includes all costs of borrowings under the Credit Facility. During the six months ended June 30, 2010, the average balance of borrowings under the mortgage note was approximately $59,100,000 with a weighted average interest rate of 5.21%.

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

	Three Months Ended		Six Months Ended

	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Investment income
The Portfolio*	$2,368,175	$4,159,834	$4,617,998	$8,932,988
Real Estate	5,761,846	7,255,743	11,505,338	14,760,586
Unallocated	1,232	497	1,889	1,809

Total investment income	$8,131,253	$11,416,074	$16,125,225	$23,695,383

Net increase (decrease) in net
assets from operations
The Portfolio*	$(90,622,628)	$111,138,891	$(49,666,032)	$(18,490,824)
Real Estate	9,677,341	(51,252,054)	7,310,470	(87,053,800)
Unallocated(1)	(414,025)	(434,485)	(825,908)	(876,043)

Net increase (decrease) in net
assets from operations	$(81,359,312)	$59,452,352	$(43,181,470)	$(106,420,667)

	June 30, 2010	December 31, 2009

Net assets
The Portfolio*	$578,083,796	$776,598,977
Real Estate	(58,579,692)	(64,226,479)
Unallocated(2)	(4,754,203)	(4,357,872)

Net assets	$514,749,901	$708,014,626

*	Belrose Capital invests indirectly in the Portfolio through Belvedere Company.
(1)	Unallocated amounts pertain to the overall operation of Belrose Capital and do not pertain to either segment. Included in these amounts are primarily distribution and servicing fees as follows:

	Three Months Ended		Six Months Ended

	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Distribution and servicing fees	$273,779	$339,102	$586,720	$682,652

(2)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding Credit Facility borrowings that are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of June 30, 2010 and December 31, 2009, such borrowings totaled approximately $7,396,000. Unallocated assets primarily consist of direct cash held by the Fund and the Fund’s investment in Cash Reserves Fund and Cash Management. As of June 30, 2010 and December 31, 2009, such amounts totaled approximately $2,984,000 and $3,500,000, respectively.

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

MD&A for the Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009.(1)

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

The Fund’s total return was -13.21% for the quarter ending June 30, 2010. This return reflects a decrease in the Fund’s net asset value per share from $82.35 to $71.47. The total return of the Index was -11.43% over the same period. Last year, the Fund had a total return of 8.08% for the quarter ending June 30, 2009. This return reflected an increase in the Fund’s net asset value per share from $56.90 to $61.50. The Index had a total return of 15.91% over the same period.

Performance of the Portfolio. The Portfolio invests on a long-term basis in a broadly diversified portfolio consisting primarily of common stocks of established growth companies. For the quarter ending June 30, 2010, the Portfolio had a total return of -13.17% underperforming the Index, its benchmark, which had a total return of -11.43%. For comparison, the total return of the Portfolio in the second quarter of 2009 was 14.26% compared to the 15.91% return of the Index during the period.

In a stark reversal from the first quarter, all ten of the economic sectors represented in the S&P 500 Index registered declines. Defensive areas generally held up better than those with cyclical exposure. The utilities, telecommunication services and consumer staples groups were the only sectors that declined less than 10% in the quarter. During the quarter, weakness in select pockets of the Portfolio hurt return comparisons in the form of security selection. Areas of relative strength in the Portfolio included not only the more defensive consumer staples group, in which the Portfolio held a modest overweight, but also the consumer discretionary and materials sectors. Relative gains were greatest in the two consumer sectors where positions in a number of large leading consumer-brand companies added value. In materials, avoidance of an agricultural biotechnology company lifted relative results. Weakness among Portfolio holdings in the energy and financials sectors dragged on return comparisons during the quarter. Global growth concerns and the oil spill in the Gulf of Mexico broadly impacted the energy sector and the Portfolio was not left unscathed as positions in the exploration and production, oil services, and integrated oil industries underperformed. In financials, a European bank holding and two capital markets related positions were laggards.

1	Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested except for special distributions. Performance is for the stated time period only and is not annualized; due to market volatility, current performance of the Fund and of the Portfolio may be lower or higher than the quoted return. The performance of the Fund and the Portfolio is compared to that of their benchmark, the Index. It is not possible to invest directly in an index.

The Portfolio remains broadly diversified across economic sectors, industries and individual stock selections. At June 30, 2010, the Portfolio’s most substantive overweights were in the industrials, health care, and information technology sectors. The most meaningful underweights were held in financials, utilities, and telecommunication services.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belrose Realty Corporation (Belrose Realty). As of June 30, 2010, real estate investments included: two real estate joint ventures (Real Estate Joint Ventures), Deerfield Property Trust (Deerfield) and Katahdin Property Trust, LLC (Katahdin); a wholly owned real property (Wholly Owned Property), Bel Marlborough Campus, LLC (Bel Marlborough); a tenancy-in-common interest in real property (Co-owned Property), Bel Stamford IV LLC (Bel Stamford IV); and a portfolio of preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts. Katahdin owns multifamily properties, Bel Marlborough owns an office property and Bel Stamford IV owns an interest in an office property leased to a single tenant.

The Fund’s real estate investments produced positive returns for the quarter ending June 30, 2010, due primarily to increases in the fair value of Katahdin, driven by improved multifamily investment sales market conditions, and to net investment income generated during the period. The first half of the year saw a return of investor interest to commercial real estate investments, helping to ease value declines in the asset class. However, transaction activity has remained at historically low levels and limited generally to high quality properties concentrated in certain core markets. While attractive debt financing is now becoming more available for certain property types (especially among multifamily properties), commercial real estate values remain heavily dependent on the willingness of lenders to restructure existing loans and to make new loans on attractive terms. Significant uncertainty remains on commercial real estate investment values and the asset class may continue to face pressure from declining rental rates, the challenge of maintaining occupancy levels, availability of debt financing and a potential increase in distressed property transactions. The fair value of Partnership Preference Units were generally flat from March 31, 2010.

During the quarter ending June 30, 2010, the Fund’s net investment income from real estate investments was approximately $3.8 million compared to approximately $4.7 million for the quarter ending June 30, 2009, a decrease of $0.9 million, or 19%. The decrease was due principally to decreases in the net investment income from Katahdin due to the sale of three properties during 2009, a decrease in the net investment income from Wholly Owned Property due to the sale of Bel Larimer LLC in November 2009, and a decrease in the net investment income from Bel Marlborough. During the quarter ending June 30, 2009, the Fund’s net investment income from real estate investments decreased due principally to decreases in the net investment income of Katahdin and Bel Marlborough.

The Fund’s equity investment in Deerfield was reduced to zero during the second quarter of 2009 as a result of the non-recourse mortgage note payable exceeding the fair value of the properties securing such debt. Subsequently in March 2010, Deerfield defaulted on its mortgage note by failing to make the required debt service payments. In June 2010, Deerfield completed a deed-in-lieu of foreclosure with the lender. As a result of the deed-in-lieu of foreclosure, Deerfield conveyed its interest in the properties to the lender and, in exchange, the lender relieved Deerfield from further obligations on the mortgage loan (including the obligation to pay the outstanding principal balance and unpaid interest). Belrose Realty recognized a realized loss of $64.6 million as a result of this transaction. Deerfield is in the process of dissolution. Upon dissolution, any remaining assets and working capital will be distributed to Belrose Realty and the Deerfield Operating Partner. It is uncertain as to when Deerfield will complete dissolution.

Performance of Interest Rate Swap Agreements. For the quarter ending June 30, 2010, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $0.5 million, compared to approximately $0.3 million of net realized and unrealized losses for the quarter ending June 30, 2009. Net realized and unrealized losses on swap agreements for the quarter ending June 30, 2010 consisted of $1.1 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements), partially offset by $0.6 million of net unrealized gains due to changes in swap agreement valuations. For the quarter ending June 30, 2009, net realized and unrealized losses on swap agreements consisted of $1.6 million of periodic net payments made pursuant to outstanding swap agreements, partially offset by $1.3 million of net unrealized gains due to changes in swap agreement valuations. The positive contribution to Fund performance from changes in swap agreement valuations for the quarter ending June 30, 2010 was attributable to a decrease in the remaining term of the agreements and a decrease in the outstanding notional balance. The positive contribution to Fund performance from changes in swap agreement valuations for the quarter ended June 30, 2009 was attributable to an increase in swap rates during the period and a decrease in the remaining term of the agreements.

MD&A for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009.(1)

Performance of the Fund. The Fund’s total return was -8.00% for the six months ending June 30, 2010. This return reflects a decrease in the Fund’s net asset value per share from $77.88 to $71.47 and a distribution of $0.23 per share during the period. The total return of the Index was -6.65% over the same period. Last year, the Fund had a total return of -11.63% for the six months ending June 30, 2009. This return reflected a decrease in the Fund’s net asset value per share from $71.16 to $61.50 and a distribution of $1.45 per share during the period. The Index had a total return of 3.19% over the same period.

Performance of the Portfolio.  Extreme volatility defined the domestic equity markets during the six months ending June 30, 2010, amid a flurry of unsettling developments around the globe. Concerns about sovereign debt in the euro zone, credit tightening in China and a disastrous oil spill in the Gulf of Mexico, among other events, sent many investors back to the sidelines, reducing their exposure to risk-sensitive assets, especially those tied to the global growth theme. These disruptions contributed to a sharp sell-off in the equity markets in May, and while domestic equities regained some of this lost ground in early June, the Index ended the six-month period lower than where it began. Value stocks outperformed growth stocks across all market capitalization. Mid- and small-cap stocks outperformed large-caps, although returns were in negative territory across all categories.

For the six months ending June 30, 2010, the Portfolio had a total return of -8.08% underperforming the Index, its benchmark, which had a total return of -6.65%. For comparison, the total return of the Portfolio for the six months ending June 30, 2009 was 1.25% compared to the 3.19% return of the Index during the period.

Each of the ten economic sectors represented in the Index posted negative returns for the period, with most of the losses coming in the second quarter of 2010. Consumer discretionary, consumer staples, industrials and financials registered the smallest decreases, at less than 5% each. Energy, materials and information technology were hit the hardest. The Portfolio’s underperformance of the Index was a function of security selection, most notably in the oil and gas industry, where its holdings were impacted by the oil spill in the Gulf of Mexico. Among the financials sector, the Portfolio’s investments within the commercial banks and diversified financial services industries lagged those represented by the Index. Making a positive contribution to the Portfolio’s relative performance were proper emphasis of the consumer staples sector, particularly within less-cyclical food products and beverages industries and selectiveness within specialty retail and textile apparel industries of the consumer discretionary sector. Additionally, the Portfolio benefited from an underweight of the lagging materials, telecommunications and utilities sectors.

Performance of Real Estate Investments. The Fund’s real estate investments produced positive returns during the period, with net increases in investment values and net investment income from real estate investments. Net increases in real property investments were due primarily to an increase in the fair value of Katahdin, driven by improved multifamily investment sales market conditions. The first half of the year saw a return of investor interest to commercial real estate investments, helping to ease value declines in the asset class. However, transaction activity has remained at historically low levels and limited generally to high quality properties concentrated in certain core markets. While attractive debt financing is now becoming more available for certain property types (especially among multifamily properties), commercial real estate values remain heavily dependent on the willingness of lenders to restructure existing loans and to make new loans on attractive terms. Significant uncertainty remains on commercial real estate investment values and the asset class may continue to face pressure from declining rental rates, the challenge of maintaining occupancy levels, availability of debt financing and a potential increase in distressed property transactions. The fair value of Partnership Preference Units increased during the period due to the tightening of credit spreads, as the general market for preferreds and other fixed income securities improved during the period.

During the six months ending June 30, 2009, Belrose Realty sold certain of its Partnership Preference Units for approximately $5.1 million (representing a sale to the issuer of such Partnership Preference Units), recognizing a loss of approximately $2.5 million on the sale transaction.

During the six months ending June 30, 2010, the Fund’s net investment income from real estate investments was approximately $7.5 million compared to approximately $9.6 million for the six months ending June 30, 2009, a decrease of $2.1 million, or 22%. The decrease was due principally to decreases in the net investment income from Katahdin due to the sale of three properties during 2009, a decrease in the net investment income from Wholly Owned Property due to the sale of Bel Larimer LLC in November 2009, as well as a decrease in the net investment income from Bel Marlborough. During the six months ending June 30, 2009, the Fund’s net investment income from real estate investments decreased due to decreases in net investment income from Katahdin and Bel Marlborough, and lower distributions from investments in Partnership Preference Units due principally to fewer average holdings of Partnership Preference Units during the period, partially offset by the acquisition of Bel Stamford IV in June 2008.

The fair value of the Fund’s real estate investments was approximately $194.2 million at June 30, 2010 compared to approximately $191.1 million at December 31, 2009, a net increase of $3.1 million, or 2%. This net increase was due principally to increases in the fair value of Belrose Realty’s investment in Katahdin and Partnership Preference Units partially offset by decreases in the fair values of Wholly Owned Property and Co-owned Property.

Performance of Interest Rate Swap Agreements. For the six months ending June 30, 2010, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $1.1 million, compared to net realized and unrealized losses of approximately $1.5 million for the six months ending June 30, 2009. Net realized and unrealized losses on swap agreements for the six months ending June 30, 2010 consisted of $2.3 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements), partially offset by $1.2 million of net unrealized gains due to changes in swap agreement valuations. For the six months ending June 30, 2009, net realized and unrealized losses on swap agreements consisted of $3.3 million of periodic net payments made pursuant to outstanding swap agreements, partially offset by $1.8 million of net unrealized gains due to changes in swap agreement valuations. The positive contribution to Fund performance from changes in swap agreement valuations for the quarter ending June 30, 2010 was attributable to a decrease in the remaining term of the agreements and a decrease in the outstanding notional balance. The positive contribution to Fund performance from changes in swap agreement valuations for the six months ending June 30, 2009 was attributable to an increase in swap rates during the period and a decrease in the remaining term of the agreements.

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

As of June 30, 2010, the Fund had outstanding borrowings under the Credit Facility of $200.0 million and the unused portion of the Facility Limit equaled $35.0 million.

The Fund pays a rate of interest equal to the three-month London Interbank Offered Rate (LIBOR) plus 1.75% per annum on outstanding borrowings under the Credit Facility. A loan structure fee equal to 0.25% of the total amount available under the Credit Facility was paid at closing. A commitment fee is paid on the amount of the undrawn portion of the Facility Limit, equal to 0.25% per annum from January 1, 2010 through the Refinancing Date and 0.40% per annum thereafter. The Fund will incur an additional fee if outstanding borrowings fall below certain levels.

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

As of June 30, 2010, Bel Marlborough had outstanding borrowings consisting of fixed-rate secured mortgage note obligations of $58.8 million.

The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a portion of its borrowings under the Credit Facility. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month and three-month LIBOR. Changes in the underlying values of the outstanding interest rate swap agreements are recorded as unrealized appreciation or depreciation in the unaudited condensed consolidated statements of operations. As of June 30, 2010, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $3.2 million. As of December 31, 2009, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $4.4 million.

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
								Fair Value as of June 30, 2010

	2011	2012	2013	2014	2015	Thereafter	Total

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages	$1,140,723	$1,194,034	$1,267,022	$1,335,561	$53,907,793	$ –	$58,845,133	$56,700,000	(1)

Average interest rate	5.21%	5.21%	5.21%	5.21%	5.21%		5.21%

Variable-rate Credit Facility
		$200,000,000					$200,000,000	$200,000,000

Average interest rate		2.28%					2.28%

Rate sensitive derivative
financial instruments:

								Fair Value as of June 30, 2010

	2011	2012	2013	2014	2015	Thereafter	Total

Pay fixed/receive variable		$40,000,000					$40,000,000	$(3,182,144)
interest rate swap
agreements

Average pay rate		4.88%					4.88%

Average receive rate		0.53%					0.53%

Rate sensitive investments:

Fixed-rate Partnership
Preference Units:

Colonial Realty Limited
Partnership, 7.25% Series
B Cumulative
Redeemable Perpetual
Preferred Units,
Callable 8/24/09,
Current Yield: 10.00%	$19,419,240						$19,419,240	$14,500,000

Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units,
Callable 12/31/09,
Current Yield: 9.19%	$26,643,900						$26,643,900	$22,486,905

Liberty Property Limited
Partnership, 7.40% Series
H Cumulative
Redeemable Preferred
Units,
Callable 8/21/12,
Current Yield: 9.20%			$25,000,000				$25,000,000	$20,110,000

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units
Callable 3/24/10,
Current Yield: 10.30%	$25,186,560						$25,186,560	$19,570,000

Vornado Realty L.P.,
6.75% Series
D-14 Cumulative
Redeemable Preferred
Units,
Callable 9/9/10,
Current Yield: 9.00%(2)	$6,827,172						$6,827,172	$7,449,353

*The amounts listed reflect the Fund’s positions as of June 30, 2010. The Fund’s current positions may differ.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ending June 30, 2010 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ending December 31, 2009, shares of the Fund generally may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission, although an original letter of instruction and supporting documents must be delivered before proceeds are delivered. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares generally are eligible for redemption (except for shares subject to an estate freeze election). During each month in the quarter ending June 30, 2010, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
	Redeemed(1)	Per Share
Month Ending

April 30, 2010	308,419.505	$84.23
May 31, 2010	178,090.147	$78.08
June 30, 2010	353,197.215	$75.60
Total	839,706.867	$78.44

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	The following is a list of all exhibits filed as part of this Form 10-Q:
	31.1	Certification Pursuant to 18 U.S .C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
	31.2	Certification Pursuant to 18 U.S .C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
(b)	Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on August 9, 2010.

BELROSE CAPITAL FUND LLC

/s/ Andrew C. Frenette
Andrew C. Frenette
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification Pursuant to 18 U.S .C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S .C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002